Form 10-Q
period 2009-09-30
Vitacost.com, Inc.
filed 2009-11-16
CIK 1401688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-34468

VITACOST.COM, INC. (Exact Name of Registrant as Specified in Its Charter)

Delaware	37-1333024
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5400 Broken Sound Blvd. - NW, Suite 500, Boca Raton, FL	33487-3521
(Address of Principal Executive Offices)	(Zip Code)

(561) 982-4180
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐  No ☒.

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter time period that the registrant was required to submit and post such files).   Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒.

As of October 31, 2009, 27,488,353 shares of the registrant’s common stock were outstanding.

Vitacost.com, Inc.

Table of Contents

i

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Vitacost.com, Inc.

Condensed Consolidated Balance Sheets
September 30, 2009 and December 31, 2008

	September 30,
	2009	December 31,
Assets	(unaudited)	2008
Current Assets
Cash and cash equivalents	$48,382,910	$61,326
Accounts receivable	1,071,811	842,523
Other receivables	722,356	645,451
Related party receivable	-	215,241
Inventory, net	23,872,776	21,662,746
Prepaid expenses	1,583,220	656,975
Deferred tax asset	1,645,605	1,179,288
Total current assets	77,278,678	25,263,550

Property and Equipment, net	20,760,395	19,305,832
Goodwill	2,200,000	2,200,000
Intangible assets, net	10,571	13,947
Deferred tax asset	4,033,923	-
Deposits	1,913,927	85,207
	8,158,421	2,299,154
Total assets	$106,197,494	$46,868,536

Liabilities and Stockholders' Equity
Current Liabilities
Line of credit	$-	$9,412,630
Current maturities of notes payable	1,085,843	983,032
Current maturities of capital lease obligation	51,874	58,343
Accounts payable	15,689,012	15,769,909
Deferred revenue	2,802,129	2,379,298
Accrued expenses	5,157,171	2,620,760
Income taxes payable	558,176	29,252
Total current liabilities	25,344,205	31,253,224

Notes payable, less current maturities	5,098,250	5,740,436
Notes payable, related party	1,500,000	2,000,000
Capital lease obligation, less current maturities	-	37,698
Deferred tax liability	2,358,782	167,368
Interest rate swap liability	531,450	704,840
Total liabilities	34,832,687	39,903,566

Commitments and Contingencies

Stockholders' Equity
Preferred stock, par value $.00001 per share; authorized 25,000,000;
no shares issued and outstanding at September 30, 2009
and December 31, 2008	-	-
Common stock, par value $.00001 per share; 100,000,000 authorized,
27,488,353 and 23,188,380 shares outstanding at September 30,
2009 and December 31, 2008, respectively	275	232
Additional paid-in capital	71,352,235	11,457,241
Note receivable from exercise of options	-	(1,165,625)
Retaining earnings (deficit)	12,297	(3,326,878)
Total stockholders' equity	71,364,807	6,964,970
Total liabilities and stockholders' equity	$106,197,494	$46,868,536

See Notes to Condensed Consolidated Financial Statements.

Vitacost.com, Inc.

Condensed Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2009 and 2008 (unaudited)

	Three Months Ended		Nine Months Ended
	2009	2008	2009	2008

Net sales	$48,353,730	$36,744,385	$141,516,249	$105,436,567
Cost of goods sold	33,287,677	27,918,219	96,353,173	78,799,336
Gross profit	15,066,053	8,826,166	45,163,076	26,637,231

Operating expenses:
Fulfillment	2,294,965	2,005,604	6,027,153	5,698,818
Sales and marketing	3,694,433	3,088,069	9,970,962	9,501,434
General and administrative	15,779,586	3,662,270	23,951,561	10,304,487
	21,768,984	8,755,943	39,949,676	25,504,739

Operating (loss) income	(6,702,931)	70,223	5,213,400	1,132,492

Other income (expense):
Interest income	20,790	21,127	63,044	63,381
Interest expense	(219,163)	(239,077)	(457,975)	(546,249)
Other income (expense)	2,520	3,960	26,392	13,812
	(195,853)	(213,990)	(368,539)	(469,056)
(Loss) income before income taxes	(6,898,784)	(143,767)	4,844,861	663,436
Income tax benefit (expense)	3,048,808	-	(1,505,686)	(92,597)
Net (loss) income	$(3,849,976)	$(143,767)	$3,339,175	$570,839

Basic per share information:
Net (loss) income available to common
stockholders	$(0.17)	$(0.01)	$0.14	$0.02
Weighted average shares outstanding	23,231,356	23,188,380	23,130,239	23,188,380

Diluted per share information:
Net (loss) income available to common
stockholders	$(0.17)	$(0.01)	$0.14	$0.02
Weighted average shares outstanding	23,231,356	23,188,380	23,648,641	23,202,308

See Notes to Condensed Consolidated Financial Statements.

Vitacost.com, Inc.

Condensed Consolidated Statement of Stockholders' Equity
For the Nine Months Ended September 30, 2009 (unaudited)

				Note
			Additional	Receivable	Retained
	Common Stock		Paid-In	From Exercise	Earnings
	Shares	Amount	Capital	of Options	(Deficit)	Total

Balance, December 31, 2008	23,188,380	$232	$11,457,241	$(1,165,625)	$(3,326,878)	$6,964,970
Stock options exercised	62,000	1	13,810	-	-	13,811
Stock repurchased and retired	(360,000)	(4)	(499,996)	-	-	(500,000)
Stock based compensation						-
expense	-	-	11,238,809	-	-	11,238,809
Income tax benefit from stock
options exercised	-	-	2,036,564	-	-	2,036,564
Stock issued in intial public offering
net of offering costs of $6.0 million (1)	4,597,973	46	47,105,807	-	-	47,105,853
Repayment of note receivable	-	-	-	1,165,625	-	1,165,625
Net income	-	-	-	-	3,339,175	3,339,175
Balance, September 30, 2009	27,488,353	$275	$71,352,235	$-	$12,297	$71,364,807

(1) Includes 169,528 shares related to the exercise of options in connection with the initial public offering.

See Notes to Condensed Consolidated Financial Statements.

Vitacost.com, Inc.

Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2009 and 2008 (unaudited)

	2009	2008
Cash Flows From Operating Activities
Net income	$3,339,175	$570,839
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	2,512,237	2,044,278
Amortization	3,376	18,933
Change in fair value of interest rate swap	(173,390)	(203,984)
Stock based compensation expense	11,238,809	211,630
Deferred taxes	(2,308,826)	-
Increase (decrease) in inventory allowance	(82,377)	399,617
Loss on disposition of property and equipment
and other assets	108,963	56,937
Changes in assets and liabilities:
Increase (decrease) in:
Accounts receivable	(229,288)	(714,682)
Other receivables	(76,905)	241,583
Inventory	(2,127,653)	(4,375,348)
Prepaid expenses	(926,245)	(6,203)
Accounts payable	(251,861)	(42,509)
Deferred revenue	422,831	484,275
Accrued expenses	2,361,117	434,784
Income taxes payable	528,924	(27,403)
Net cash provided by (used in) operating activities	14,338,887	(907,253)
Cash Flows From Investing Activities
Proceeds from disposition of property, equipment
and intangible assets	956,110	173,361
Advance to related party	-	(215,241)
Proceeds from repayment of related party advance	215,241	-
Payments for the purchase of property and equipment	(4,406,044)	(4,572,968)
(Increase) decrease in deposits	(1,828,720)	46,952
Net cash used in investing activities	(5,063,413)	(4,567,896)
Cash Flows From Financing Activities
Principal payments on note payable	(818,946)	(730,439)
Borrowings on related party note payable	-	2,575,000
Repayments on related party note payable	(500,000)	(575,000)
Net borrowings (repayments) on line of credit	(9,412,630)	4,311,752
Repayments on capital lease obligation	(44,167)	(50,647)
Repayment of note receivable from exercise of stock options	1,165,625	-
Proceeds from the exercise of stock options	13,811	-
Tax benefit from stock based compensation	2,036,564	-
Net proceeds from the initial public offering	47,105,853	-
Payments for redemption of common stock	(500,000)	-
Net cash provided by financing activities	39,046,110	5,530,666
Net increase	48,321,584	55,517
Cash and cash equivalents:
Beginning	61,326	675
Ending	$48,382,910	$56,192

(Continued)

Vitacost.com, Inc.

Consolidated Statements of Cash Flows (Continued)
For the Nine Months Ended September 30, 2009 and 2008 (unaudited)

	2009	2008
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$631,365	$526,969
Income taxes	$1,020,000	$70,000

Supplemental Schedule of Noncash Investing and Financing Activities
Property and equipment purchased through notes payable	$625,829	$-
Note receivable for exercise of options	$-	$1,165,625

See Notes to Condensed Consolidated Financial Statements.

Vitacost.com, Inc

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1.	Nature of Business and Significant Accounting Policies

Nature of business:  Vitacost.com, Inc. (“Vitacost” or the “Company”) is principally involved in the distribution of nutritional supplements as an internet-based retailer.  Vitacost was incorporated in 1994 and entered the internet-based retailing area in 1999.  Vitacost sells a proprietary and internally developed line of nutraceuticals as well as a selection of other manufacturers’ brand-name vitamin products.  The Company distributes products from two primary locations in North Carolina and Nevada.

Basis of Presentation:  The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and related footnotes that would normally be required by accounting principles generally accepted in the United States of America for complete financial reporting.  These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2008.

The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of a normal and recurring nature) that management considers necessary for a fair statement of financial information for the interim periods.  Interim results are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2009.

The Company’s revenues are typically highest in the first quarter of its fiscal year due to health conscious behaviors of its customers.

Earnings per share:  Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed by giving effect to all potentially dilutive common shares, including stock options.  The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Weighted-average shares outstanding - basic	23,231,356	23,188,380	23,130,239	23,188,380
Stock options	-	-	518,402	13,928
Weighted-average shares outstanding - diluted	23,231,356	23,188,380	23,648,641	23,202,308

Vitacost.com, Inc

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1.	Nature of Business and Significant Accounting Policies (continued)

For the periods where the Company reported losses, all common stock equivalents are excluded from the computation of diluted earnings per share, since the result would be antidilutive.  Securities that could potentially dilute earnings per share in the future, but which were not included in the calculation of diluted earnings per share because to do so would have been antidilutive for the periods presented, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Antidilutive common stock equivalents
excluded from diluted earnings per share	2,695,880	3,087,200	1,345,600	1,926,000

Derivative financial instruments:  The Company’s risk management policy is to use derivative financial instruments, as appropriate, to manage the interest expense related to the debt with variable interest rates.  These instruments are not designated as hedges; accordingly, gains and losses related to fair value are reflected in the statements of income at each reporting date.  During 2007, the Company entered into two interest rate swap agreements with total notional amounts of $3,360,000 and $1,849,263, respectively.  These swaps require the Company to pay fixed rate of 6.81% and 6.85%, respectively, and receive a floating interest payment based on LIBOR plus 1.4% and 1.75%, respectively.  During 2008, the Company entered into another interest rate swap agreement with a total notional amount of $2,573,884, which requires the Company to pay a fixed rate of 6.03% and receive a floating interest payment based on LIBOR plus 2.5%.  As of September 30, 2009, these interest rate swaps had a fair value of $(531,450).  Changes in fair value are included in interest expense in the accompanying statements of operations.  The fair value of the interest rate derivatives is based on valuation models that take into account items such as maturity dates, interest rate yield curves, our creditworthiness and that of the counterparty and other data.  The data sources that are significant are level 2 in the fair value hierarchy as defined by the relevant accounting literature.

Concentration of credit risk:  The Company’s cash and cash equivalents are held by one major financial institution; however, risk of loss is mitigated by the size, the financial health of the institution and intervention by the U.S. Government into the banking system in the current year.

Recent accounting pronouncements:  In March 2008, the Financial Accounting Standards Board (FASB) amended and expanded the disclosure requirements relating to accounting for derivative instruments and hedging activities.  The additional disclosures are required to better convey the purpose of derivative use in terms of risks that the entity is intending to manage.  The additional disclosures include the fair values of derivative instruments and their gains and losses with the intent to provide a more complete picture of the location in the financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period; credit-risk–related contingent features to provide information on the potential effect on an entity’s liquidity; and cross-referencing within the footnotes to help financial statement users locate important information about derivative instruments.  The enhanced disclosure requirements are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

In April of 2009, the FASB amended the disclosure requirements about fair value of financial instruments.  Disclosures about fair value of financial instruments are required for interim reporting periods of publicly traded companies as well as in annual financial statements.  As this pronouncement is only disclosure-related, it will not have an impact on our financial position and results of operations.  However, this pronouncement will require increased disclosures concerning our financial instruments.

Vitacost.com, Inc

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1.	Nature of Business and Significant Accounting Policies (continued)

In April of 2009, the FASB amended the disclosure requirements about fair value of financial instruments.  Disclosures about fair value of financial instruments are required for interim reporting periods of publicly traded companies as well as in annual financial statements.  As this pronouncement is only disclosure-related, it will not have an impact on our financial position and results of operations.

The Company evaluated subsequent events through November 16, 2009, the date of filing this Quarterly Report on Form 10-Q with the Securities and Exchange Commission.

Reclassifications:  Certain amounts in the 2008 consolidated statement of operations have been reclassified to conform to the 2009 presentation with no effect on net income.

Note 2.	Inventory

Inventory consists of the following as of September 30, 2009 and December 31, 2008:

	September 30,	December 31,
	2009	2008
Raw materials	$6,765,394	$4,032,270
Work-in-process	174,034	711,639
Finished goods	17,177,479	17,245,345
	24,116,907	21,989,254
Less: Inventory reserve	244,131	326,508
	$23,872,776	$21,662,746

Note 3.	Property and Equipment

Property and equipment consists of the following as of September 30, 2009 and December 31, 2008:
	September 30,	December 31,
	2009	2008
Buildings and building improvements	$7,904,870	$7,822,974
Furniture, fixtures and equipment	12,399,356	11,808,971
Computers	3,322,046	2,534,694
Software	2,687,929	1,831,346
Leasehold improvements	838,523	813,481
Land	460,000	460,000
	27,612,724	25,271,466
Less accumulated depreciation	8,286,341	5,965,634
	19,326,383	19,305,832
Construction -in-progress	1,434,012	-
	$20,760,395	$19,305,832

Construction-in-progress consists of $1,434,012 related to the acquisition and implementation of computer software that is expected by to be complete in November 2009.

Vitacost.com, Inc

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 4.           Line of Credit

On August 3, 2007, the Company entered into a loan and security agreement with a financial institution with maximum borrowings equal to the lesser of $8,000,000 or the borrowing base amount which is based on a percentage of eligible inventories as outlined in the agreement.  Borrowings made on the loan were used to repay term loans with a different financial institution.  The initial term of the agreement will be through August 2010 with the option to renew year to year unless terminated by either party.  The agreement also provides for letters of credit up to $1,000,000.  Borrowings bear interest at a rate equal to 1-month LIBOR plus 1.75% (2.00% and 2.19% as of September 30, 2009 and December 31, 2008, respectively).  The line of credit is collateralized by all personal property of the Company excluding equipment.  Under the agreement, the Company must maintain certain ratios.   Borrowings outstanding as of September 30, 2009 and December 31, 2008 were $0 and $9,412,630, respectively, which at December 31, 2008 includes $3,928,932 of checks, issued which have not cleared the bank.  The Company utilized $3,570,698 of the proceeds from its initial public offering to pay down the line of credit during the three months ended September 30, 2009.

Note 5.           Stock Option Plan

A summary of stock option activity related to common stock for the nine months ended September 30, 2009 and 2008 is follows:

	2009		2008
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	2,722,400	$4.07	3,045,200	$4.31
Granted	469,200	11.72	186,000	7.50
Exercised	(231,528)	2.03	-	-
Cancelled	(154,192)	3.49	-	-
Forfeited	(110,000)	4.77	(144,000)	7.12
Outstanding at period end	2,695,880	5.58	3,087,200	4.48
Exercisable at period end	2,608,246	$5.60	2,962,960	$3.47

The weighted average grant date fair value for options granted during nine months ended September 30, 2009 and 2008 was $9.08 and $1.91, respectively.

In connection with the exercise of stock options in 2007, one stockholder purchased the options through a Board approved loan with the Company in the amount of $1,165,625.  The loan including accrued interest was repaid in September 2009.  As of September 30, 2009 and December 31, 2008, there was approximately $1,171,227 and $1,196,000, respectively, of total unrecognized compensation cost, net of estimated forfeitures related to stock options granted under the Company’s stock incentive plan, which is expected to be recognized over a weighted average period of 3.54 years.

Vitacost.com, Inc

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 5.	Stock Option Plan (Continued)

On June 30, 2009 the Company amended the employment agreements of certain of its named executive officers including its Chief Executive Officer and Chief Financial Officer.  Pursuant to the amendments, upon completion of an effective registration statement, all stock options currently owned by these officers would be fully vested and nonforfeitable and 430,000 additional fully vested nonforfeitable options would be issued to these officers.  Based upon the completion of its initial public offering on September 23, 2009, the Company has accounted for the changes in the terms of the existing options as a modification under stock based compensation accounting and has recorded additional compensation expense of $7,976,304 for the three months ended September 30, 2009.  In connection with the grant of the 430,000 additional options, the Company recorded $2,920,560 of stock compensation expense.

Note 6.	Stockholders’ Equity

On May 4, 2009, the Company repurchased and retired 320,000 shares of its common stock from a shareholder for $1.56 per share.

On August 21, 2009, the Board of Directors approved a 4-for-5 reverse stock split of the Company’s common stock which was effected on September 17, 2009.  All shares and per share information referenced throughout the consolidated financial statements have been retroactively adjusted to reflect this reverse stock split.

Note 7.	Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. Pursuant to applicable statutes of limitation, returns open for adjustment by the IRS are the consolidated federal income tax returns for tax years ended December 31, 2004, December 31, 2005, December 31, 2006 and December 31, 2007.  However, material amounts of net operating loss (“NOL”) carryforwards exist at the consolidated level, originating from the 1996-2000 and 2002-2005 tax years.  Although the tax returns from the years of NOL origination prior to 2004 are not currently within the statute of limitations of the IRS, their future use will open the returns to audit exposure, specifically verification of the returns generating said NOL's.  As such, the Company’s open years for consolidated federal returns are the tax years ended December 31, 1996 through December 31, 2008.  This same range also represents the vast majority of open years for state returns.

A number of years may elapse before an uncertain tax position is audited and finally resolved.  Settlement of any particular position would usually require the use of cash.  The resolution of a matter would be recognized as an adjustment to the provision for income taxes and the effective tax rate in the period of resolution.

For the nine months ended September 30, 2009 and 2008, the Company recorded approximately $1,505,000 and $93,000 related to its provision for income taxes.  The Company’s effective tax rate for 2009 as compared to 2008 is affected primarily by tax deductible compensation expense associated with incentive stock options, a reduction in its state income tax rate and the tax benefit associated with net operating loss carryforwards.

Vitacost.com, Inc

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 7.	Income Taxes (Continued)

For the three months ended September 30, 2009, incident to the initial public offering, employees exercised incentive stock options and sold the stock in a disqualifying disposition. A portion of the tax benefit associated with the sale of the stock has been recognized as an income tax benefit in the current quarter.  Generally, incentive stock options provide employees with significant tax benefits by allowing the employee to exercise stock options without being taxed on the intrinsic value on the exercise date provided the employee owns the stock for specified periods of time.  Since the employer will not receive a tax benefit upon the exercise of incentive stock options, unless there is a disqualifying disposition, the compensation expense associated with incentive stock options is treated as a permanent difference between book and tax accounting and consequently affects the effective tax rate of the Company.  For the quarter ended September 30, 2009, the disqualifying disposition of the incentive stock options resulted in a related tax benefit of $764,074 which has been recorded as a reduction in income taxes payable and an increase in additional paid-in capital in the accompanying consolidated balance sheet.

In addition to the tax benefit related to the disqualifying dispositions, for the three months ended September 30, 2009, the Company recognized a $3,776,816 deferred tax benefit related to stock compensation expense of $10,896,864 recognized in connection with its initial public offering (see Note 5).

Due to the Company having significant net operating loss carryforwards, the tax benefit associated with previous exercises of non-qualified stock options was not recorded as it did not reduce taxes payable.  For the nine months ended September 30, 2009, the Company has net income taxes payable due to the utilization of its net operating losses; accordingly, the tax benefit related to the previous and current exercise of non-qualified options has been recorded as a reduction in income taxes payable and an increase in additional paid-in capital in the accompanying consolidated balance sheet in the amount of $1,272,490.

Note 8.	Related Party Transactions

On June 17, 2008, the Company entered into an unsecured promissory note in the amount of $400,000 with a Board member.  The note bears interest at the greater of one-month LIBOR plus 3.0% or 8.00% for the first six months and increases by 0.5% per month to a maximum interest rate of 13.0%.  The loan was repaid in full in June 2009.  Interest expense on the loan during the nine months ended September 30, 2009 and 2008 was $19,322 and $8,000, respectively.

On July 15, 2008, the Company entered into an unsecured promissory note in the amount of $1,600,000 with a Board member.  The note bears interest at the greater of one-month LIBOR plus 3.0% (3.25% as of September 30, 2009) or 8.00% for the first six months and increases by 0.5% per month to a maximum interest rate of 13.0%.  The note matures on June 16, 2014, subject to repayment terms based on the Company meeting certain financial covenants as described in the promissory note agreement.  Additionally, if the Company is in default of the promissory note, the lender may convert the outstanding balance into common stock at $6.25 per share as described in the promissory note agreement.  Interest expense on the loan during the nine months ending September 30, 2009 and 2008 was $91,708 and $21,333, respectively.

In September 2008, the Company granted an unsecured loan of $215,241 to the former Chief Executive Officer.  The loan bears interest at one-month LIBOR plus 2.75% and was to be repaid in full upon a successful initial public offering. The loan was paid in full in September 2009.

Note 9.	Contingencies

The Company is involved in various legal actions arising in the ordinary course of business.  In the opinion of management, none of these claims will have a material, adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

During June 2009, the Company entered into a commitment for the purchase of approximately $6,298,000 of equipment for a distribution facility.  The equipment is expected to be placed in service in January 2010.  Additionally, the Company has executed a proposal letter with a bank for $5,038,495 to finance a portion of the equipment.  The Company could draw on the loan through February 2010, making interest only payments.  Thereafter, the loan would be payable in twenty quarterly payments, bear interest at 90-day LIBOR plus 3.5%, and be collateralized by the equipment purchased.

Note 10.	Initial Public Offering

 On September 23, 2009, the Company’s initial public offering of common stock, in which 11.0 million shares of common stock were sold to the public at an offering price of $12.00 per share, was effective and closed on September 29, 2009.  The offering included approximately 4.4 million shares sold by the Company and approximately 6.6 million shares sold by selling stockholders.  The net proceeds to the Company from this offering were approximately $47.1 million, after deducting underwriting discounts and commissions and offering expenses.  The Company utilized approximately $3.6 million of the proceeds from the offering to satisfy outstanding balances on the line of credit.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

This quarterly report on Form 10-Q contains forward-looking statements. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs and other information that is not historical information. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential,” “continue,” “seek” or the negative of these terms or other comparable terminology or by discussions of strategy.

All forward-looking statements, including, without limitation, our examination of historical operating trends, are based upon our current expectations and various assumptions. We believe there is a reasonable basis for our expectations and beliefs, but they are inherently uncertain. We may not realize our expectations and our beliefs may not prove correct. Actual results could differ materially from those described or implied by such forward-looking statements. Important factors that could cause our actual results to differ materially from the forward-looking statements are set forth in this quarterly report on Form 10-Q, under the heading “Risk Factors” and include, among others:

•	the current global economic downturn or recession;

•	difficulty expanding our manufacturing and distribution facilities;

•	significant competition in our industry;

•	unfavorable publicity or consumer perception of our products on the Internet;

•	the incurrence of material product liability and product recall costs;

•	costs of compliance and our failure to comply with government regulations;

•	our inability to defend intellectual property claims;

•	our failure to keep pace with the demands of our customers for new products;

•	disruptions in our manufacturing system, including our information technology systems, or losses of manufacturing certifications; and

•	the lack of long-term experience with human consumption of some of our products with innovative ingredients.

Overview

We are a leading online retailer and direct marketer, based on annual sales volume, of health and wellness products such as vitamins, dietary supplements, minerals, herbs, anti-oxidants, organic body and personal care products and sports nutrition and health foods. We offer our customers a selection of over 23,000 SKUs from over 1,000 third-party brands, such as New Chapter, Atkins, Nature’s Way, Twinlab, Burt’s Bees and Kashi and our own proprietary brands, Nutraceutical Sciences Institute (NSI), Cosmeceutical Sciences Institute (CSI), Best of All, Smart Basics and Walker Diet. We sell these products directly to consumers through our website, www.vitacost.com, as well as through our catalogs. Our website and catalogs allow customers to easily browse and purchase products at prices, on average, 30% to 60% lower than manufacturers’ suggested retail prices. We strive to offer our customers the broadest product selection supported by current scientific and medical research at the best value, while providing superior customer service and timely and accurate delivery.

Our success is driven primarily by our ability to attract new customers and grow our product offerings. Our customers are typically individuals seeking value in their purchases of health and wellness products. Our active customer base, which we define as customers who have purchased from us within the last 12 months, has steadily increased from approximately 270,000 at the end of 2005 to approximately 1,035,000 as of September 30, 2009. For the first three quarters of 2009, our per-customer acquisition cost, determined by dividing our acquisition-related marketing costs by the number of gross new customers, was $12.68 On average, our customers make purchases from us two to three times a year, and over the last twelve months, our average order value has ranged between $72 and $77. Our 2008 customer surveys reveal that over 95% of respondents are likely to reorder, citing as key factors our product selection and quality, competitive prices and speed and accuracy of shipment.

We began operations in 1994 as a catalog retailer of third-party vitamins and supplements under the name Nature’s Wealth Company. In 1999, we launched Vitacost.com and introduced our proprietary vitamins and supplements under our NSI brand. In 2000, we began operations under the name Vitacost.com, Inc. During 2008, we began manufacturing certain proprietary products in-house and currently have the capacity to produce in excess of one billion tablets and capsules annually. Since our inception, we have shipped over ten million orders to our customers.

Sources of Revenue

We derive our revenue principally through the sale of product and freight billed to customers associated with the shipment of product. Our primary source of revenue is the sale of products. For the nine months ended September 30, 2009, product net sales accounted for approximately 93% of our total net sales, as compared to 92% for the nine months ended September 30, 2008. Freight billed to customers for the nine months ended September 30, 2009 accounted for approximately 7% of our total net sales, as compared to 8% for the nine months ended September 30, 2008.

Cost of Goods Sold and Operating Expenses

Cost of Goods Sold. Cost of goods sold consists primarily of the cost of the product and the cost of shipping the product to the customer.

Fulfillment.  Fulfillment expenses include the costs of warehouse supplies, equipment, maintenance, employees and rent.

Sales and Marketing. Sales and marketing expenses include advertising and promotional expenditures, website referral expenditures, including third-party content license fees, traditional media advertising, catalog expenses and payroll related expenses for personnel engaged in marketing, sales, website development and maintenance, and new product research, development and introduction. We expense advertising costs as incurred.

General and Administrative. General and administrative expenses consist of management and executive compensation, customer service compensation, credit card fees, professional services and general corporate expenses, such as depreciation, amortization, telephone expenses, office supplies and repairs and maintenance on office equipment.

Results of Operations

The following table sets forth certain condensed consolidated statements of operation data as a percentage of net sales for the three and nine months ended September 30, 2009 and 2008, respectively:

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2008	2009	2008	2009
Net sales	100.0%	100.0	100.0%	100.0
Cost of goods sold	76.0	68.8	74.7	68.1
Gross profit	24.0	31.2	25.3	31.9
Operating expenses:
Fulfillment	5.5	4.7	5.4	4.3
Sales and marketing	8.4	7.6	9.0	7.0
General and administrative	10.0	32.6	9.8	16.9
Total operating expense	23.9	44.9	24.2	28.2
Operating income (loss)	0.1	(13.9)	1.1	3.7
Net (loss) income	(0.4)	(8.0)	0.5	2.4

During 2008, we transitioned the manufacturing of our proprietary capsules and tablets from third-party manufacturers to in-house manufacturing and experienced approximately $3.2 million in losses related to this transition phase. We believe that over the next 12 to 18 months that the manufacturing of our proprietary capsules and tablets will add additional incremental gross profit.

Comparison of Three Months Ended September 30, 2009 to Three Months Ended September 30, 2008

Net Sales.  Net sales increased by $11.7 million, or 31.6%, to $48.4 million for the three months ended September 30, 2009 from $36.7 million for the three months ended September 30, 2008.

A summary of net sales for the three months ended September 30, 2009 and 2008 is as follows (in thousands):

	Three Months Ended September 30, (unaudited)		$ Increase	% Increase
	2008	2009
Third-party product (1)	$22,622	$30,192	$7,570	33.5%
NSI and other proprietary product	11,305	14,694	3,389	30.0
Billing freight	2,817	3,468	651	23.1
	$36,744	$48,354	$11,610	31.6%

(1)  Third-party product includes advertising and fees earned from affiliate programs of approximately $424,000 million and $406,000 for the three months ended September 30, 2009 and 2008, respectively.

Net sales of our proprietary products, including our NSI-branded products, increased by $3.4 million, or 30.0%, from $11.3 million for the three months ended September 30, 2008 to $14.7 million for the three months ended September 30, 2009, and sales of third-party products increased by $7.6 million, or 33.5%, from $22.6 million for the three months ended September 30, 2008 to $30.2 million for the three months ended September 30, 2009. The increase in net sales was primarily the result of the net increase in our customer base and from an increase in average order value. Our customer base increased from approximately 757,000 active customers at September 30, 2008 to approximately 1,035,000 active customers at September 30, 2009. Although prices remain competitive in the supplement market, our overall average order value, including freight billed to customers, increased from $73 for the three months ended September 30, 2008 to $76 for the three months ended September 30, 2009 due to customers ordering more products per order.

We believe that the significant increases in our customer base and number of customer orders are primarily due to consistently providing good value, selection, timeliness and accurate delivery of customer orders, and the scientific and educational content of our website. We believe that we will continue to grow our customer base and number of customer orders at rates at or above the growth rates of the overall health and wellness market.

Cost of Goods Sold. Cost of goods sold increased by $5.3 million, or 19.2%, to $33.2 million for the three months ended September 30, 2009 from $27.9 million for the three months ended September 30, 2008. As a percentage of net sales, cost of goods sold decreased to 68.8% for 2009 from 76.0% for 2008 primarily due to selling higher margin products.

Gross Profit. As a result of the changes discussed in net sales and cost of goods sold, gross profit increased by $6.2 million, or 70.7%, to $15.1 million for the three months ended September 30, 2009 from $8.8 million for the three months ended September 30, 2008 and gross profit as a percentage of net sales increased to 31.2% in 2009 from 24.0% in 2008. Additionally, shipping costs, net of freight billed to customers, decreased by $2.0 million or 71.3% to $0.8 million for the three months ended September 30, 2009 from $2.8 million for the three months ended September 30, 2008 despite a 31.6% increase in sales for the same periods.

Our gross profit is affected by product mix, consumer and competitor price elasticity, and increased purchasing power due to higher sales volume of third-party product and the raw materials used for manufacturing our proprietary products. Our increase in gross profit and gross profit as a percentage of sales for the three months ended September 30, 2009, compared to the three months ended September 30, 2008, was primarily due to increased purchasing power due to higher sales volume of third-party product and the raw materials used for manufacturing our proprietary products.

Fulfillment. Fulfillment expense increased $0.3, or 14.4%, to $2.3 million for the three months ended September 30, 2009 from $2.0 million for the three months ended September 30, 2008. As a percentage of net sales, fulfillment expense decreased to 4.7% for 2009 from 5.5% for 2008. This decrease in fulfillment expense as a percentage of net sales was primarily attributable to utilization of excess fulfillment capacity.

Sales and Marketing. Sales and marketing expense increased $0.6, or 19.6%, to $3.7 million for the three months ended September 30, 2009 from $3.1 million for the three months ended September 30, 2008. The aggregate dollar increase in sales and marketing expense is the result of certain incentive programs and on-line advertising that are variable and, therefore, increase as volume increases. As a percentage of sales, sales and marketing expense decreased to 7.6% for 2009 from 8.4% for 2008, due primarily to reducing less effective marketing programs.

General and Administrative. General and administrative expenses increased $12.1, or 330.9%, to $15.8 million for the three months ended September 30, 2009 from $3.7 million for the three months ended September 30, 2008. As a percentage of sales, general and administrative expenses increased to 32.6% for 2009 from 10.1% for 2008, primarily due to stock-based compensation expense incurred in connection with IPO Executive Stock Option Grants as described below.    Excluding this $10.9 million of stock based compensation expense, general and administrative expenses increased $1.2 million, or 32.0%, to $4.9 million for the three months ended September 30, 2009 from $3.7 million for the three months ended September 30, 2008.  As a percentage of sales, general and administrative expenses would have remained flat at 10.1% for 2009 and 2008.

Stock-based Compensation Expense in Connection with IPO Executive Stock Option Grants.  On June 30, 2009, we amended the employment agreements of certain of our named executive officers, including our Chief Executive Officer and Chief Financial and Accounting Officer. Pursuant to the amendments, upon completion of our initial public offering, all stock options currently owned by these officers became fully vested and nonforfeitable. Additionally, we issued additional fully vested, nonforfeitable options to these officers. In connection with the full vesting of the existing stock options and issuance of the new stock options, we recorded an aggregate non-cash expense of $10.9 million in the third quarter of 2009, included in general and administrative expenses.

Interest Expense. Interest expense decreased $20,000, or 8.3%, to $219,000 for the three months ended September 30, 2009 from $239,000 for the three months ended September 30, 2008.

Income Tax Benefit (expense). Income tax benefit increased by $3.0 million, or 100.%, to $3.0 million for the three months ended September 30, 2009. The change is primarily the result of operating income of $4,301,000, net of stock based compensation expense of $11,013,000 for the three months ended September 30, 2009 compared to $140,000, net of stock based compensation of $70,000 million for the three months ended September 30, 2008.

Comparison of Nine Months Ended September 30, 2009 to Nine Months Ended September 30, 2008

Net Sales.  Net sales increased by $36.1 million, or 34.2%, to $141.5 million for the nine months ended September 30, 2009 from $105.4 million for the nine months ended September 30, 2008.

A summary of net sales for the nine months ended September 30, 2009 and 2008 is as follows (in thousands):

	Nine Months Ended September 30, (unaudited)		$ Increase	% Increase
	2008	2009
Third-party product (1)	$64,377	$88,520	$24,143	37.5%
NSI and other proprietary product	33,060	43,033	9,973	30.2
Billing freight	8,000	9,963	1,963	24.5
	$105,437	$141,516	$36,079	34.2%

(1)  Third-party product includes advertising and fees earned from affiliate programs of approximately $1.5 million and $1.1 for the nine months ended September 30, 2009 and 2008, respectively.

Net sales of our proprietary products, including our NSI-branded products, increased by $10.0 million, or 30.2%, from $33.0 million for the nine months ended September 30, 2008 to $43.0 million for the nine months ended September 30, 2009, and sales of third-party products increased by $24.1 million, or 37.5%, from $64.4 million for the nine months ended September 30, 2008 to $88.5 million for the nine months ended September 30, 2009. The increase in net sales was primarily the result of the net increase in our customer base and from an increase in average order value. Our customer base increased from approximately 757,000 active customers at September 30, 2008 to approximately 1,035,000 active customers at September 30, 2009. Although prices remain competitive in the supplement market, our overall average order value, including freight billed to customers, increased from $73 for the nine months ended September 30, 2008 to $75 for the nine months ended September 30, 2009 due to customers ordering more products per order.

We believe that the significant increases in our customer base and number of customer orders are primarily due to consistently providing good value, selection, timeliness and accurate delivery of customer orders, and the scientific and educational content of our website. We believe that we will continue to grow our customer base and number of customer orders at rates at or above the growth rates of the overall health and wellness market.

Cost of Goods Sold. Cost of goods sold increased by $17.6 million, or 22.3%, to $96.4 million for the nine months ended September 30, 2009 from $78.8 million for the nine months ended September 30, 2008. As a percentage of net sales, cost of goods sold decreased to 68.1% for 2009 from 74.7% for 2008 primarily due to selling higher margin products.

Gross Profit. As a result of the changes discussed in net sales and cost of goods sold, gross profit increased by $18.6 million, or 69.5%, to $45.2 million for the nine months ended September 30, 2009 from $26.6 million for the nine months ended September 30, 2008 and gross profit as a percentage of net sales increased to 31.9% in 2009 from 25.3% in 2008. Additionally, shipping costs, net of freight billed to customers, decreased by $1.2 million or 38.6% to $2.1 million for the nine months ended September 30, 2009 from $3.3 million for the nine months ended September 30, 2008 despite a 34.2% increase in sales for the same periods.

Our gross profit is affected by product mix, consumer and competitor price elasticity, and increased purchasing power due to higher sales volume of third-party product and the raw materials used for manufacturing our proprietary products. Our increase in gross profit and gross profit as a percentage of sales for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008, was primarily due to increased purchasing power due to higher sales volume of third-party product and the raw materials used for manufacturing our proprietary products. Although past performance is no guarantee of future results, we believe, based on current trends, we will be able to sustain the improved gross margins that contributed to our gross profit levels for the nine months ended September 30, 2009.

Fulfillment. Fulfillment expense increased $0.3 million, or 5.8%, to $6.0 million for the nine months ended September 30, 2009 from $5.7 million for the nine months ended September 30, 2008. As a percentage of net sales, fulfillment expense decreased to 4.3% for 2009 from 5.4% for 2008. This decrease in fulfillment expense as a percentage of net sales was primarily attributable to utilization of excess fulfillment capacity.

Sales and Marketing. Sales and marketing expense increased $0.5 million, or 5.0%, to $10.0 million for the nine months ended September 30, 2009 from $9.5 million for the nine months ended September 30, 2008. The aggregate dollar increase in sales and marketing expense is the result of certain incentive programs and on-line advertising that are variable and, therefore, increase as volume increases. As a percentage of sales, sales and marketing expense decreased to 7.0% for 2009 from 9.0% for 2008, due primarily to reducing less effective marketing programs.

General and Administrative. General and administrative expenses increased $13.6 million, or 132.44%, to $24.0 million for the nine months ended September 30, 2009 from $10.3 million for the nine months ended September 30, 2008, primarily due to stock-based compensation expense in connection with IPO Executive Stock Option Grants as described below.  As a percentage of sales, general and administrative expenses increased to 16.9% for 2009 from 9.8% for 2008.  Excluding this $10.9 million of stock based compensation expense, general and administrative expenses increased $2.7 million, or 26.7%, to $13.1 million for the nine months ended September 30, 2009 from $10.3 million for the nine months ended September 30, 2008, while as a percentage of sales, general and administrative expenses excluding the $10.9 million of stock based compensation decreased to 9.2% for 2009 from 9.8% for 2008, primarily due to better utilization of fixed related costs.

Stock-based Compensation Expense in Connection with IPO Executive Stock Option Grants.  On June 30, 2009, we amended the employment agreements of certain of our named executive officers, including our Chief Executive Officer and Chief Financial and Accounting Officer. Pursuant to the amendments, upon completion of our initial public offering, all stock options currently owned by these officers became fully vested and nonforfeitable. Additionally, we issued additional fully vested, nonforfeitable options to these officers. In connection with the full vesting of the existing stock options and issuance of the new stock options, we recorded an aggregate non-cash expense of $10.9 million in the third quarter of 2009.

Interest Expense. Interest expense decreased $88,000, or 16.2%, to $458,000 for the nine months ended September 30, 2009 from $546,000 for the nine months ended September 30, 2008. The change is primarily a result of the change in the fair value of interest rate swaps into which we have entered. Changes in the fair value of the interest rate swaps are included in interest expense.

Income Tax Benefit (expense). Income tax expense increased by $1.4 million, or 1,526.1%, to $1.5 million for the nine months ended September 30, 2009 from $93,000 for the nine months ended September 30, 2008. The change is primarily the result of operating income of $5.2 million for the nine months ended September 30, 2009 compared to $1.1 million for the nine months ended September 30, 2008.

Cash and Cash Equivalents.   Cash and cash equivalents increased by $48.3 million or 78,795% to $48.4 million as of September 30, 2009 from $61,000 as of December 31, 2008.  This is primarily a result of net proceeds received from the intial public offering completed in September 2009.

Property and Equipment.  Net property and equipment increased by $1.5 million, or 8.0%, to $20.8 million as of September 30, 2009, from $19.3 million as of December 31, 2008. The Company purchased machinery and equipment for their manufacturing and distribution facilities.

Current Liabilities. The line of credit balance decreased by $9.4 million, or 100%, to no outstanding balance as of September 30, 2009 from $9.4 million as of December 31, 2008.  A portion of the proceeds generated from the initial public offering were used to pay off the line of credit.

Comparison of Nine Months Ended September 30, 2009 to Nine Months Ended September 30, 2008

Net Cash Provided by (Used in) Operating Activities. For the nine months ended September 30, 2009, net cash provided by (used in) operations was $14.3 million compared to $(0.9) million for the nine months ended September 30, 2008, primarily as a result of net income of $3.3 million, net of stock based compensation expense of $11.2 million for the nine months ended September 30, 2009 compared to $0.6 million for the nine months ended September 30, 2008, net of $0.2 million in stock based compensation expense. Additionally, inventory increased by $2.1 million for the nine months ended September 30, 2009 compared to an increase of $4.4 for the nine months ended September 30, 2008, and an increase in accrued expenses of $2.4 million for the nine months ended September 30, 2009 compared to an increase of $0.4 million for the nine months ended September 30, 2008.  The increase in accrued expenses is partially due to costs incurred as a result of the initial public offering in September 2009.

Net Cash Provided by (Used in) Investing Activities. For the nine months ended September 30, 2009, net cash used in investing activities was $5.1 million compared to $4.6 million for the nine months ended September 30, 2008. Our investing activities consisted primarily of the acquisition of machinery and equipment for the manufacturing and distribution facilities in North Carolina and Nevada.

Net Cash Provided by (Used in) Financing Activities. For the nine months ended September 30, 2009, net cash provided by financing activities was $39.0 million compared to $5.5 million for the nine months ended September 30, 2008. During 2009, we received approximately $47.1 million in proceeds, net of issuance costs of $6.0 million, for the sale of common stock in connection with our initial public offering which was completed on September 29, 2009.  Excluding the effect of our initial public offering, financing activities for the nine months ended September 30, 2009 consisted primarily of repayments of a line of credit of $9.4 million, as well as repayments of notes payable of $1.3 million.   Additionally, the Company received $1.6 million during the nine months ended September 30, 2009 as a repayment of a note receivable from the exercise of stock options.  During the nine months ended September 30, 2008, cash provided by financing activities consisted primarily of $4.3 million of borrowings on a line of credit, and $2.6 million of borrowings on notes payable from related parties.

Liquidity and Capital Resources

Since our inception through 2006, we had primarily funded our operations through the sale of equity securities and cash generated from operations. During 2007, we funded operations and investments in manufacturing and distribution facilities, as well as the related equipment, primarily through entering into loan agreements, as referenced above, and cash generated from operations.

The significant components of our working capital are cash and cash equivalents, inventory and accounts receivable, primarily from credit cards processors, reduced by accounts payable, accrued expenses and our line of credit. Cash and cash equivalents consist of cash and money market accounts.  The working capital characteristics of our business allow us to collect cash from sales to customers within a few business days of the related sale, while we typically have extended payment terms with our suppliers. At September 30, 2009, we had $48.4 million in cash and cash equivalents and a working capital surplus of $51.9 million compared with $61,326 in cash and cash equivalents and working capital deficit of approximately $6.0 million at December 31, 2008. The $57.9 million increase in working capital was primarily the result of the proceeds of our initial public offering and cash flows from operations.

Amounts deposited with third party financial institutions exceed the Federal Deposit Insurance Corporation, or FDIC, and Securities Investor Protection Corporation, or SIPC, insurance limits, as applicable.  These cash and , cash equivalent balances could be impacted if the underlying financial institutions fail or are subjected to other adverse conditions in the financial markets.  To date we have experienced no loss or lack of access to our cash and cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

We believe that cash and cash equivalents currently on hand and cash flows from operations will be sufficient to continue our operations for the next 12 months. Our future capital requirements will depend on many factors, including:

•	the rate of our revenue growth;

•	the timing and extent of expenditures to enhance our website, network infrastructure, and transaction processing systems;

•	the extent of our advertising and marketing programs;

•	the levels of the inventory we maintain; and

•	other factors relating to our business.

We may require additional financing in the future in order to execute our operating plan. We cannot predict whether future financing, if any, will be in the form of equity, debt, or a combination of both. We may not be able to obtain additional funds on a timely basis, on acceptable terms, or at all.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Reverse Stock Split

On July 31, 2009 our stockholders approved an amendment to our Amended and Restated Articles of Incorporation to effect a four-for-five reverse stock split of our common stock.  On September 17, 2009, we effected the reverse stock split.  All shares and per-share information referenced throughout this quarterly report on Form 10-Q have been retroactively adjusted to reflect this reverse stock split.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles of the U.S. (GAAP).

The preparation of these financial statements requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. Critical accounting policies are those that are the most important portrayal of our financial condition and results of operations and require our most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our most critical accounting policies pertain to revenue recognition, stock based compensation, inventories, income taxes, goodwill and intangible assets. In applying such policies, we exercise our best judgment and best estimates. For a further discussion of these Critical Accounting Policies and Estimates, as well as a description of our other significant accounting policies, see “Notes to Financial Statements–Note 1.” of our Prospectus that forms a part of our Registration Statement on Form S-1, as amended, which Prospectus was filed pursuant to Rule 424(b)(4) on September 23, 2009 (Registration No. 333-143926).

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in the value of market risk sensitive instruments caused by fluctuations in interest rates, foreign exchange rates and commodity prices. Changes in these factors could cause fluctuations in the results of our operations and cash flows. However, we do not believe that a change in market interest rates would have a material effect on our results of operations or financial condition. Although we derive a portion of our sales outside of the U.S., all of our sales are denominated in U.S. dollars. We have limited exposure to financial market risks, including changes in interest rates and foreign currency exchange rates.  Inflation generally affects us by increasing costs of raw materials, labor and equipment. We do not believe that inflation had any material effect on our results of operations in the periods presented in our financial statements.

ITEM 4T.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial and Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2009, our Chief Executive Officer and Chief Financial and Accounting Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not subject to any litigation other than routine litigation of a nature customary for companies of our size. We have had no significant litigation and have not been the subject of any product liability litigation. We have instituted a number of actions as plaintiff against certain third-party vitamin manufacturers who have refused to sell products to us due to the level of discounts we offer relative to other retailers distributing their products. These actions seek to compel them to sell products to us.

ITEM 1A.          RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this Quarterly Report on Form 10-Q. If any of such risks actually occur, our business, operating results or financial condition could be adversely affected. In those cases, the trading price of our common stock could decline and you may lose all or part of your investment.

Risks Relating to Our Business

We may incur product liability claims, which could increase our costs and/or adversely affect our business, reputation, financial condition or results of operations.

As a retailer, formulator and manufacturer of products designed for human consumption, we are subject to product liability claims if the use of our products, whether manufactured by us or by our third-party manufacturer, is alleged to have resulted in illness or injury or if our products include inadequate instructions or warnings. Our products consist of vitamins, minerals, herbs and other ingredients that are classified as foods or dietary supplements and generally are not subject to pre-market regulatory approval or clearance in the U.S. by the FDA or other governmental authorities. Our products could contain spoiled or contaminated substances, and some of our products contain ingredients that do not have long histories of human consumption. Previously unknown adverse reactions resulting from human consumption of these ingredients could occur. In addition, some of our products are produced by third-party manufacturers. As a distributor of products manufactured by third parties, we may also be liable for various product liability claims for products that we do not manufacture. We could be subject to product liability claims, including among others, that our products include insufficient instructions for use or inadequate warnings concerning possible side effects or interactions with other substances. Any product liability claim against us could result in increased costs and, therefore, adversely affect our reputation with our customers, which in turn could adversely affect our business, financial condition or results of operations.

Unfavorable publicity or consumer acceptance of our products or of nutritional supplements generally could reduce our sales.

We are highly dependent upon consumer acceptance of the safety, efficacy and quality of our products, as well as similar products distributed by other companies. Consumer acceptance of products can be significantly influenced by scientific research or findings, national media attention and other publicity about product use. A product may be received favorably, resulting in high sales associated with that product that may not be sustainable as consumer preferences change. In addition, recent studies have challenged the safety or benefit of certain nutritional supplements and dietary ingredients. Future scientific research or publicity could be unfavorable to our industry or any of our particular products and may not be consistent with earlier favorable research or publicity. A future research report or publicity that is perceived by our consumers as less than favorable or that questions earlier favorable research or publicity could have a material adverse effect on our ability to generate revenue. Adverse publicity in the form of published scientific research, statements by regulatory authorities or otherwise, whether or not accurate, that associates consumption of our products or any other similar products with illness or other adverse effects, or that questions the benefits of our or similar products, or that claims that such products are ineffective could have a material adverse effect on our business, reputation, financial condition or results of operations.

If we permit our Chief Operations Architect to act as one of our executive officers or directors without the consent of The NASDAQ Stock Market, including through the exercise of policy making authority, our shares may be delisted which could materially reduce the liquidity and price of our shares.

As a condition to the initial and continued listing of our common stock on The NASDAQ Global Market, Mr. Wayne F. Gorsek, our founder, is prohibited from acting as one of our executive officers or directors for an indefinite period of time. The NASDAQ Stock Market imposed this listing condition in response to a 2001 U.S. District Court finding that Mr. Gorsek violated antifraud and anti-touting provisions of federal securities laws. Mr. Gorsek founded our business and served as our Chief Executive Officer until he resigned in January 2007. Between January 2007 and July 2008, Mr. Gorsek served as a consultant, and in July 2008, we appointed Mr. Gorsek as our Chief Operations Architect. In June 2009, Mr. Gorsek’s board-approved responsibilities were limited to assisting us with our marketing, distribution, manufacturing, customer service and information technology departments in an effort to further our business plan, and no longer include the exercise of policy-making authority. If we permit Mr. Gorsek to act as one of our executive officers or directors without the consent of The NASDAQ Stock Market, including through the exercise of policy-making authority, NASDAQ could deem us to be in violation of the conditions to our listing and could commence proceedings to delist our shares from The NASDAQ Global Market. If our shares are delisted, the liquidity and price of our shares could be materially reduced, which could have a material adverse effect on our business, financial condition or results of operations.

Our Chief Operations Architect, who founded our business and has contributed to our historical growth and success, is prohibited from acting as one of our executive officers or directors for an indefinite period of time which could limit our ability to implement our growth strategy.

Our historical growth and success is attributable, in part, to our Chief Operations Architect, Mr. Wayne F. Gorsek. In June 2009, Mr. Gorsek’s board-approved responsibilities were limited to assisting with our marketing, distribution, manufacturing, customer service and information technology departments in an effort to further our business plan, and no longer include the exercise of policy-making authority. As a condition to the initial and continued listing of our common stock on The NASDAQ Global Market, Mr. Gorsek is prohibited from acting as one of our executive officers or directors for an indefinite period of time. We cannot assure you that we will be able to operate as successfully as in the past without his management leadership, which could have a material adverse effect on our business, financial condition or results of operations.

If we lose or are unable to obtain key personnel, our business, financial condition or results of operations could be materially adversely affected.

Our success depends to a significant degree upon the continued contributions of our executive officers and other key personnel. Although we have employment agreements with our executive officers, we cannot guarantee that such persons will remain affiliated with us. If any of our key personnel were to cease their affiliation with us, our operating results could suffer. Further, we do not maintain key person life insurance on any of our executive officers. If we lose or are unable to obtain the services of key personnel, our business, financial condition or results of operations could be materially and adversely affected.

If we are unable to effectively manage our growth and expansion plans, we could be unable to implement our business strategy.

Our growth and expansion plan, which includes expanding the manufacturing of our proprietary NSI-branded products, expanding product offerings and increasing our customer base, requires significant management time and operational and financial resources. There is no assurance that we have the operational and financial resources to manage our growth. This is especially true as we continue to manufacture more of our own products. In addition, rapid growth in our headcount and operations may place a significant strain on our management and our administrative, operational and financial infrastructure. Further, we are in the process of implementing a new enterprise resource planning system which we believe will help us manage our growth effectively. We may experience delays in implementing this system or this system may not function as expected. Failure to adequately manage our growth could have a material adverse effect on our business, financial condition or results of operations.

We may be unable to secure additional space to expand our distribution platform and manufacturing capabilities on terms favorable to us, if at all, which could limit our growth strategy.

Within the next 12 to 18 months, we anticipate that we will require additional space to expand our distribution platform and, within approximately six months thereafter, we will require additional space to expand our manufacturing capabilities. There can be no assurances that we will locate and secure such additional space on terms that are favorable to us or in locations that will facilitate our growth strategy. Our failure to do so could result in increased expenses or otherwise delay or limit our ability to implement our growth strategy which could have a material adverse effect on our business, financial condition or results of operations.

An unexpected interruption or shortage in the supply or significant increase in the cost of raw materials could limit our ability to manufacture our products, which could reduce our sales and our margins.

An unexpected interruption of supply or a significant increase in the cost of raw materials, whether to us or to our contract manufacturers for any reason, such as regulatory requirements, import restrictions, loss of certifications, disruption of distribution channels as a result of weather, terrorism or acts of war, or other events, could result in significant cost increases and/or shortages of our products. Our inability to obtain a sufficient amount of products or to pass through higher cost of products we offer could have a material adverse effect on our business, financial condition or results of operations.

We rely on third-party carriers as part of our inventory fulfillment and order delivery processing, and these third parties may fail to meet shipping schedules or requirements which could limit our ability to manufacture our products, which could reduce our sales and our margins.

We cannot control all of the factors that might affect our timely and cost-effective procurement of products from our vendors and delivery of our products to our customers. We rely on third-party carriers both for the delivery of raw materials and inventory and for the shipment of our products to our customers. Consequently, we are subject to risks of these carriers, including increased fuel costs, security concerns, labor disputes, union organizing activity and inclement weather. Any disruption in the ability of these carriers to timely deliver raw materials to us and products to our customers could damage our reputation and brand and result in customer dissatisfaction. This could, in turn, materially and adversely affect our business, financial condition or results of operations.

The current global economic downturn or recession could adversely affect our industry and, therefore, restrict our future growth.

The current global economic downturn or recession could negatively affect our sales because many consumers consider the purchase of our products discretionary. We cannot predict the timing or duration of the economic slowdown or recession or the timing or strength of a subsequent recovery, worldwide, or in the specific end markets we serve. If the markets for our products significantly deteriorate due to the economic situation, our business, financial condition or results of operations could be materially and adversely affected.

Instability in financial markets could adversely affect our ability to access capital markets which could limit our ability to fund our operating costs if we do not generate sufficient cash from operations.

As a result of the global downturn in economic conditions, the availability of capital has been severely restricted. From time to time, we may access debt or equity capital markets. Any restriction on our ability to access capital markets could limit our ability to pursue our growth strategy and could negatively affect our business, financial condition or results of operations.

We depend upon certain third-party suppliers and manufactures; if these suppliers or manufacturers do not provide us materials or products when and as needed and we are unable to efficiently obtain alternative supply sources, we could be unable to manufacture our products, and our business, financial condition or results of operations may be materially adversely affected.

We rely upon third-party suppliers for certain ingredients and raw materials. The principal ingredients or raw materials required in our operations are vitamins, minerals, herbs and packaging components. We purchase these materials from third-party suppliers located in the U.S., Japan, China, India, Italy, Spain, France and Germany. Furthermore, although we manufacture most of our proprietary products in-house, we engage third-party manufacturers to produce our proprietary products that are in the form of soft-gels, liquids and powders. With the exception of a supply agreement for coenzyme Q-10 (CoQ10), we do not have contracts in place with any third-party supplier or manufacturer that ensures minimum production or purchase. Disruption in the operations of any such third-party supplier or manufacturer can occur for a number of reasons, many of which are beyond our control, such as regulatory requirements, import restrictions, loss of certifications, power interruptions, fires, hurricanes, drought or other climate-related events, war or other events. If any of our third-party suppliers or manufacturers become unable or unwilling to continue to provide us supplies or products in the required volumes and quality levels or in a timely manner, we would be required to identify and obtain acceptable replacement supply or product sources. If we are unable to efficiently obtain alternative sources, our business, financial condition or results of operations may be materially adversely affected.

The content of our website and direct mailing pieces could expose us to significant liability which could reduce our profits.

Because we post product information and other content on our website and in our direct mailing pieces, we face potential liability for, among other things, copyright infringement, patent infringement, trademark infringement, defamation, unauthorized practice of medicine, false or misleading advertising and other claims based on the nature and content of the materials we post. Although we maintain general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed. Any imposition of liability that is not covered by insurance, or is in excess of insurance coverage, could materially adversely affect our business, financial condition or results of operations.

We depend primarily upon search engines and other online sources to increase traffic to our website, and need to convert this traffic into customers in a cost-effective manner; our failure to do so could reduce our sales.

Our success depends on our ability to attract visitors to our website and convert them into customers in a cost-effective manner. We utilize search engines and other online sources as a means to direct traffic to our website. Our website is included in search results as a result of both paid search listings, where we purchase specific search terms that result in the inclusion of our website in the search result, and algorithmic searches that depend upon the searchable content in our website. Search engines and other online sources revise their algorithms from time to time in an attempt to optimize their search results.

If one or more of the search engines or other online sources which we use to direct traffic to our website were to modify its general methodology for how it displays our website, fewer visitors may visit our website, which could have a material adverse effect on our business and results of operations. Further, if any free search engine which we use to direct traffic to our website begins charging fees for listing or placement, or if one or more of the search engines or other online sources on which we rely for purchased listings, modifies or terminates its relationship with us, the traffic to our website could decrease and our expenses could increase which could have a material adverse effect on our business, financial condition or results of operations.

We may not be able to maintain our domain name, which may result in confusion to existing and new customers and lost sales and, therefore, could have a material adverse effect on our business, financial condition or results of operations.

Maintaining our Internet domain name is critical to our success. Under current domain name registration practices, no other entity may obtain an identical domain name but can obtain a similar or identical name with a different suffix, such as “.net” or “.org,” or with a different country designation, such as “.jp” for Japan. We have not registered our domain name with each of the suffixes or jurisdictions available. As a result, third parties may use domain names that are similar to our domain name, which may result in confusion to existing and new customers and lost sales. Failure to maintain our domain name’s uniqueness could have a material adverse effect on our business, financial condition or results of operations.

If we experience product recalls, we may incur significant and unexpected costs and damage to our reputation and, therefore, could have a material adverse effect on our business, financial condition or results of operations.

We may be subject to product recalls, withdrawals or seizures if any of the products we formulate, manufacture or sell are believed to cause injury or illness or if we are alleged to have violated governmental regulations in the manufacture, labeling, promotion, sale or distribution of our products. A recall, withdrawal or seizure of any of our products could materially and adversely affect consumer confidence in our brands and lead to decreased demand for our products. In addition, a recall, withdrawal or seizure of any of our products would require significant management attention, would likely result in substantial and unexpected expenditures and could materially and adversely affect our business, financial condition or results of operations.

Our inability to safely and efficiently conduct manufacturing operations or comply with health and safety regulations could materially and adversely affect our business, financial condition or results of operations.

In April 2008, we completed construction of our manufacturing facility located in Lexington, North Carolina. We currently manufacture approximately 75% of our proprietary products at this facility. In the future, we expect to manufacture substantially all of our proprietary products. Prior to commencing manufacturing at this facility, we relied upon third-party manufacturers to manufacture all of our products. Therefore, prior to April 2008, we had no experience in manufacturing. As a result, we could experience difficulties in organizing the manufacturing processes, including raw material procurement, material and product contamination, labor relations, manufacturing efficiencies and compliance with applicable laws and regulations. Failure in any of these areas could result in product recalls or manufacturing shutdowns. Additionally, manufacturing a significant portion of our products at this single facility concentrates our risk in the event there is any significant disruption in our operations or shutdown of this facility. Further, our operations are subject to environmental and health and safety laws and regulations, and some of our operations require environmental permits and controls to prevent and limit pollution of the environment. Any disruptions in our manufacturing operations would have a material adverse effect on our business, financial condition or results of operations and we could incur significant costs as a result of violations of, or liabilities under, environmental laws and regulations, or to maintain compliance with such environmental laws, regulations, or permit requirements.

Complying with new and existing government regulation, both in the U.S. and abroad, could significantly increase our costs and limit our ability to manufacture our products.

The processing, formulation, manufacturing, packaging, labeling, advertising, distribution and sale of our products are subject to regulation by several U.S. federal agencies, including the FDA, the FTC, the Postal Service, the Consumer Product Safety Commission, the Department of Agriculture and the Environmental Protection Agency, as well as various state, local and international laws and agencies of the localities in which our products are sold. Government regulations may prevent or delay the introduction or require the reformulation of our products.

The FDA regulates, among other things, the manufacture, composition, safety, labeling, marketing and distribution of dietary supplements (including vitamins, minerals, herbs, and other dietary ingredients for human use). The FDA may not accept the evidence of safety we present for new dietary supplements we wish to market, or they may determine that a particular dietary supplement or ingredient that we currently market presents an unacceptable health risk. If that occurs, we could be required to cease distribution of and/or recall supplements or products containing that ingredient.

The FDA may also determine that certain advertising and promotional claims, statements or activities are not in compliance with applicable laws and regulations and may determine that a particular statement is an unacceptable drug claim or an unauthorized version of a food or dietary supplement “health claim.” Failure to comply with FDA or other regulatory requirements could prevent us from marketing particular dietary supplement products or subject us to administrative, civil or criminal penalties.

The FTC exercises jurisdiction over the advertising of dietary supplements and has instituted numerous enforcement actions against dietary supplement companies for failing to have adequate substantiation for claims made in advertising or for using false or misleading advertising claims. The FTC routinely polices the market for deceptive dietary supplement advertising and accepts and reviews complaints from the public concerning such advertising.

The FTC also regulates deceptive advertising claims and promotional offers of savings compared to “regular” prices. The National Advertising Division, or NAD, of the Council of Better Business Bureaus oversees an industry-sponsored self-regulatory system that permits competitors to resolve disputes over advertising claims, including promotions for savings off of regular prices. The NAD has no enforcement authority of its own but may refer promotions to the FTC that the NAD views as violating FTC guides or rules. Violations of these orders could result in substantial monetary penalties.

Additional or more stringent regulations of dietary supplements and other products have been considered from time to time. For example, the U.S. House of Representatives recently passed the Food Safety Enhancement Act of 2009 (H.R. 2749), which if enacted in its current form, would :

•	impose an annual registration of all facilities holding, processing, or manufacturing food, including dietary supplements;

•	increase FDA inspections of all dietary supplement companies, including us, by establishing a minimum inspection frequency;

•	require all dietary supplement companies, including us, to be subject to warrantless searches for up to three years;

•	maintain country of origin labeling for all dietary supplements;

•	empower the Secretary of Health and Human Services to order the immediate cessation of distribution, or a recall, of any food or dietary supplement product; and

•	provide FDA officials with the authority to detain food products for up to 60 days upon the belief that such products are misbranded or adulterated.

The bill also creates risk of criminal liability for anyone who knowingly violates misbranding and adulteration provisions under the Federal Food, Drug and Cosmetic Act. If enacted into law, this bill would cause us to pay more for regulatory compliance and to be at greater risk of civil and criminal liability. We are not able to predict the enactment of this bill or the nature of any future laws, regulations, repeals or interpretations or to predict the effect additional governmental regulation would have on our business in the future. These developments could require reformulation of certain products to meet new standards, product recalls, discontinuation of production of certain products not amenable to reformulation, additional record-keeping requirements, increased documentation of the properties of certain products, additional or different labeling, additional scientific substantiation, adverse event reporting or other new requirements. Any such developments could increase our costs significantly, restrict our ability to sell our products, delay our ability to deliver products on time, result in customer migration to other suppliers, or otherwise have a material adverse effect on our business, financial condition and results of operations. For example, the Dietary Supplement and Nonprescription Drug Consumer Protection Act, requiring mandatory adverse event reporting for all dietary supplements and over-the-counter drugs sold in the U.S., was recently signed into law. This law could materially increase our record keeping and documentation costs. In addition, the FDA has issued revised final rules on Good Manufacturing Practice (GMP), creating new requirements for manufacturing, packaging or holding of dietary ingredients and dietary supplements. These regulations require dietary supplements to be prepared, packaged and held in compliance with stricter rules, and require quality control provisions similar to those in the drug GMP regulations. We or our third-party manufacturers may not be able to comply with the new rules without incurring additional expenses, which could be significant.

In Europe, non-compliance by us or others of relevant legislation can result in regulators bringing administrative or, in some cases, criminal proceedings. For example, in the U.K., it is common for regulators, including the Medicines and Healthcare Products Regulatory Agency Enforcement & Intelligence Group, to prosecute retailers and manufacturers for non-compliance with legislation governing foodstuffs and medicines. European Union (EU) regulations and directives are implemented and enforced by individual member states and, so, enforcement priorities and applicable law can occur in multiple countries at one time. Failure by us, the manufacturers or suppliers to comply with applicable legislation could result in prosecution and have a material adverse effect on our business, financial condition and results of operations.

In Europe, broad regulations and directives on health and nutrition claims were recently adopted. These regulations cover claims that can be made for foods (including supplements). Certain claims, such as those regarding general well-being, behavioral functions and weight-loss, may be prohibited or require prior approval. Unless subject to derogation, products that include certain claims cannot be lawfully marketed in EU member states absent preapproval. Applicable derogations under EU directives can enlarge the period within which we may seek approval for products containing claims. An approval must proceed through the European Food Safety Authority (EFSA), and the process includes the submission of a detailed dossier in support of the product claims. Lengthy delays within the new EU framework have been reported. This may severely impact our European marketing and expansion efforts. We also anticipate the enactment of legislation that could significantly impact the formulation of our products. The legislation is expected to include dosage restrictions for certain vitamin and mineral supplements. The legislation may lead to some of our products being recalled or discontinued.

In addition, a European Union Directive governing product safety requires manufacturers to notify regulators about unsafe products and gives regulators in each member state the power to order product recalls. As a result, the number of product recalls in Europe has increased substantially. A product recall in Europe could have a material adverse effect on our business, financial condition and results of operations.

Complying with proposed healthcare reform legislation could increase our costs and have a material adverse effect on our business, financial condition or results of operations.

Healthcare reform legislation is currently being debated in Congress. One of the bills being debated would require employers to contribute either 72.5% of premiums for individual full-time employees or 65% of premiums for full-time employees on family plans to a qualifying health plan, or contribute to a national health trust fund on behalf of employees. This proposed requirement is phased in after a company’s payroll exceeds $250,000 at 2% of annual payroll and up to 8% for firms with payrolls in excess of $400,000 and so we would be subject to the proposed new requirement. We currently contribute 60% towards individual premiums for full-time and hourly employees. We believe this coverage would be a qualifying employer health benefits package with all essential benefits as defined in the pending legislation, and as a result, we would be required to increase fixed costs for individuals from 60% to the mandated 72.5% for individual full-time employees, if the pending legislation is enacted in its current form. In addition, we currently contribute solely to full-time individual associate premiums and not to any portion of an associate’s optional addition of a family plan. If the healthcare legislation is enacted in its proposed form, we would be required to increase fixed costs by contributing 65% in total for an associate’s family health coverage plan. Thus, passage of healthcare reform legislation that imposes contribution requirements for individuals and families that are at the same or a higher level than those currently being debated in Congress would increase our fixed costs and lower our profits, and could have a material adverse effect on our business, financial condition or results of operations.

The Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 imposes certain obligations on the senders of commercial emails, which could minimize the effectiveness of our email marketing campaign, and establishes financial penalties for non-compliance, which could increase the costs of our business and, could have a material adverse effect on our business, financial condition or results of operations.

In December 2003, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or the CAN-SPAM Act, was enacted. The CAN-SPAM Act establishes certain requirements for commercial email messages and penalizes commercial email message transmissions that are intended to deceive the recipient as to source or content. The CAN-SPAM Act, among other things, requires that senders of commercial emails allow recipients to opt out of receiving future emails from the sender. The ability of our customers’ to opt out of receiving commercial emails may minimize the effectiveness of our email marketing campaign. Moreover, non-compliance with the CAN-SPAM Act carries significant financial penalties. If we were found to be in violation of the CAN-SPAM Act, applicable state laws not preempted by the CAN-SPAM Act, or foreign laws regulating the distribution of commercial email, we could be required to pay penalties, which could have a material adverse effect on our business, result of operations, financial condition and cash flows.

Taxation risks could subject us to liability for past sales, increase our costs and cause our future sales to decrease.

We do not collect sales or other taxes on shipments of most of our goods into most states in the U.S. Proposed federal legislation would subject each facility used in the manufacture and distribution of dietary supplements to an annual tax and reporting requirement. The proceeds of the tax would be dedicated to increased inspections of companies that manufacture, distribute and hold dietary supplements. Taxes of this kind could adversely affect our ability to remain in business, could restrict the type or kind of products we sell or could require significant expenditures to ensure compliance. Currently, U.S. Supreme Court decisions restrict the imposition of obligations to collect state and local sales and use taxes with respect to sales made over the Internet. However, a number of states, as well as the U.S. Congress, have been considering initiatives that could limit or supersede the Supreme Court’s position regarding sales and use taxes on Internet sales. If any of these initiatives were successful, we could be required to collect sales and use taxes in additional states. The imposition by state and local governments of various taxes upon Internet commerce could create administrative burdens for us, reduce our competitive advantage over traditional retailers and decrease our future sales. Our warehousing and expected manufacturing centers, and any future expansion of them, along with other aspects of our evolving business, may result in additional sales and other tax obligations. One or more states or foreign countries may seek to impose sales or other tax collection obligations on out-of-jurisdiction eCommerce companies. Effective June 2008, New York imposed such a sales tax obligation requirement on online retailers that use New York residents to directly or indirectly refer potential customers, via a link on an Internet website or otherwise, to the online retailer. A successful assertion by one or more states or foreign countries that we should collect sales or other taxes on the sale of merchandise or services could result in substantial tax liabilities for past sales, decrease our ability to compete with traditional retailers and otherwise harm our business, financial condition or results of operations.

Unfavorable changes to government regulations, service interruptions or adverse consumer attitudes about online commerce could have a material adverse effect on our business, financial condition or results of operation by impeding the growth and use of the Internet and thereby decreasing revenue.

During the fiscal year ended December 31, 2008, approximately 86% of our orders were placed online. As the role and importance of online commerce has grown in the U.S., there have been continuing efforts to increase the legal and regulatory obligations and restrictions on companies conducting commerce through the Internet, primarily in the areas of taxation, consumer privacy, restrictions on imports and exports, customs, tariffs, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, the provision of online payment services, broadband residential Internet access and the characteristics and quality of products and services, which could increase the cost of conducting business over the Internet. In addition, consumer unwillingness or inability to use the Internet to conduct business, due to adverse regulation, security concerns, service interruptions or otherwise, could materially reduce our growth. Governmental laws and regulations, service interruptions or adverse attitudes about online commerce could increase the costs and liabilities associated with our online commerce activities, increase the price of our product to consumers, or reduce traffic to our website. Unfavorable resolution of these issues could have a material adverse effect on our business, financial condition or results of operations.

Our network and communications systems are vulnerable to system interruption and damage, which could limit our ability to operate our business and could have a material adverse effect on our business, financial condition or results of operations.

Our ability to receive and fulfill orders promptly and accurately is critical to our success and largely depends on the efficient and uninterrupted operation of our computer and communications hardware and software systems. We experience periodic system interruptions that impair the performance of our transaction systems or make our website inaccessible to our customers. These systems interruptions may prevent us from efficiently accepting and fulfilling orders, sending out promotional emails and other customer communications in a timely manner, introducing new products and features on our website, promptly responding to customers, or providing services to third parties. Frequent or persistent interruptions in our services could cause current or potential customers to believe that our systems are unreliable, which could cause them to avoid our website, drive them to our competitors, and harm our reputation. To minimize future system interruptions, we must continue to add software and hardware and to improve our systems and network infrastructure to accommodate increases in website traffic and sales volume and to replace aging hardware and software. We may be unable to promptly and effectively upgrade and expand our systems and integrate additional functionality into our existing systems. In addition, upgrades to our system may cause existing systems to fail or operate incorrectly. Any unscheduled interruption in our services could result in fewer orders, additional operating expenses, or reduced customer satisfaction, any of which would harm our business, financial condition and operating results. In addition, the timing and cost of upgrades to our systems and infrastructure may substantially affect our ability to maintain profitability.

Our systems and operations and those of our suppliers and Internet service providers, are vulnerable to damage or interruption from fire, flood, earthquakes, power loss, server failure, telecommunications and Internet service failure, acts of war or terrorism, computer viruses and denial-of-service attacks, physical or electronic break-ins, sabotage, human error and similar events. Any of these events could lead to system interruptions, order fulfillment delays, and loss of critical data for us, our suppliers, or our Internet service providers, and could prevent us from accepting and fulfilling customer orders. Any significant interruption in the availability or functionality of our website or our customer processing, distribution, or communications systems, for any reason, could seriously harm our business, financial condition, and operating results. The occurrence of any of these factors could have a material adverse effect on our business, financial condition or results of operations.

Inability of our retail customers to access consumer credit markets could adversely affect sales of our products and could have a material adverse effect on our business, financial condition or results of operations.

Many of our customers use credit cards to pay for our products and services. Because of the current global economic downturn, credit card issuers have tightened their consumer lending standards which has resulted in decreased credit card limits and increased interest rates and fees. If our customers lose access to consumer credit or determine that the use of credit is prohibitively expensive, our business, financial condition or results of operations could be materially and adversely affected.

We are subject to a number of risks related to credit card payments we accept which, if we fail to be in compliance with applicable credit card rules and regulations, will result in additional fees, fines and ultimately the revocation of the right to use the credit card company, which could have a material adverse effect on our business, financial condition or results of operations.

In 2008, approximately 97% of our orders were paid for using a credit card or debit card. For credit and debit card payments, we pay interchange and other fees, which may increase over time and raise our operating costs and lower our profit margins. We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, we may be subject to fines and higher transaction fees and lose our ability to accept credit and debit card payments from our customers. In addition, we have and may continue to suffer losses as a result of orders placed with fraudulent credit and debit card data. We do not carry insurance against the risk of credit card fraud, so the failure to adequately control fraudulent credit card transactions could reduce our net revenue and our gross profit percentage. We have implemented technology to help us detect the fraudulent use of credit card information. Under current practices, a merchant is liable for fraudulent credit card transactions when the merchant does not obtain a cardholder’s signature. A failure to adequately control fraudulent credit card transactions would result in significantly higher credit card-related costs and could have a material adverse effect on our business, financial condition or results of operations.

We may incur significant costs to protect our customers’ personal information, and may incur liability if such personal information is misappropriated, which could increase our costs, harm our reputation and reduce our sales.

If our customers’ personal or credit card information is misappropriated by us or third parties that breach our network security, we could be subject to liability. This liability could include claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims or damages for alleged violations of state or federal laws governing security protocols for the safekeeping of customers’ personal or credit card information. This liability could also include claims for other misuses of personal information, including unauthorized marketing purposes. These claims could result in litigation against us. Liability for misappropriation of this information could adversely affect our business, financial condition or operating results. In addition, the FTC and state agencies have been investigating various Internet companies regarding their use of customers’ personal information. We could incur additional expenses if new regulations regarding the use of personal information are introduced or if government agencies investigate our privacy practices.

We rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure transmission of confidential information such as customer credit card numbers. We cannot provide assurance that advances in computer capabilities, new discoveries in the field of cryptography or other events or developments will not result in a compromise or breach of the algorithms that we use to protect our customers’ transaction data. If any such compromise of our security were to occur, it could harm our reputation, business, prospects, financial condition and results of operations. A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may be required to expend significant capital and other resources to protect against such security breaches or to resolve problems caused by such breaches. We cannot assure you that our security measures will prevent security breaches or that failure to prevent such security breaches will not harm our business, financial condition or results of operations.

Laws or regulations relating to privacy and data protection may adversely affect the growth of our Internet business or our marketing efforts, which could reduce our sales and cause us to incur significant costs.

We are subject to increasing regulation at the federal, state and international levels relating to privacy and the use of personal user information. For example, we are subject to various telemarketing laws that regulate the manner in which we may solicit future suppliers and customers. Such regulations, along with increased governmental or private enforcement, may increase the cost of growing our business. In addition, many jurisdictions have laws that limit the use of personal information gathered online or offline or require companies to establish privacy policies. The FTC has adopted regulations regarding the collection and use of personal identifying information obtained from children under thirteen years of age. Proposed legislation in this country and existing laws in foreign countries require companies to establish procedures to notify users of privacy and security policies, obtain consent from users for the collection and use of personal information, and/or provide users with the ability to access, correct and delete personal information stored by us. From time to time, Congress has proposed legislation regarding data security and privacy protection. Any enacted data protection regulations may restrict our ability to collect demographic and personal information, which could be costly or harm our marketing efforts, and could require us to implement new and potentially costly processes, procedures and/or protective measures.

Our failure to protect our intellectual property rights could reduce our sales and increase our costs.

We have invested significant resources to promote our brand name. We currently have 11 issued patents, 3 patents pending, 68 issued U.S. trademark registrations and 16 pending U.S. trademark applications with the U.S. Patent and Trademark Office for proprietary products and processes. We have also received various European Community, Japan, Hong Kong Australia and South Korea registrations for the trademarks CSI, Vitacost, WALKER DIET, Nutraceutical Sciences Institute and NSI. We may not always be able to successfully enforce a trademark against competitors or against challenges by others. Our failure to successfully protect a trademark could diminish the value and effectiveness of our past and future marketing efforts and could cause customer confusion. This could in turn adversely affect our revenue and profitability. In addition, because of the differences in foreign trademark laws concerning proprietary rights, a trademark may not receive the same degree of protection in foreign countries as it does in the U.S. Furthermore, although we own 11 issued patents, these patents may not adequately protect our products because the patents typically relate to formulations. Accordingly, they could be circumvented through minor alterations in formulation. Our failure to adequately protect our intellectual property rights could have a material adverse affect our business, financial condition or results of operations.  Our inability to defend against intellectual property claims could increase our costs and limit our ability to manufacture our products.

We may in the future be subject to intellectual property litigation and infringement claims, which could cause us to incur significant expenses, be involved in protracted litigation or prevent us from manufacturing, selling or using some aspect of our products. Claims of intellectual property infringement may also require us to enter into costly royalty or license agreements. Alternatively, we may be unable to obtain necessary royalty or license agreements on terms acceptable to us, if at all. Claims that our technology or products infringe on intellectual property rights of others could be costly and would divert the attention of our management and key personnel, which in turn could adversely affect our business, financial condition or results of operations.

Third parties could use our trademarks as keywords in Internet search engine advertising programs, which may direct potential customers to competitors’ websites, which, in turn, could result in decreased sales and could harm our reputation.

Competitors and other third parties could purchase our trademarks and confusingly similar terms as keywords in Internet search engine advertising programs and in the resulting sponsored link advertisements which may divert potential customers to their websites. Preventing such unauthorized use is difficult. Further, the legal precedent on whether such activity infringes on our intellectual property varies significantly within the United States and in other countries. If we are unable to protect our trademarks or confusingly similar terms from such unauthorized use, competitors and other third parties could drive potential online customers away from our website, which could result in a loss of sales and have a material adverse effect on our business, financial condition or results of operations.

We operate in a highly competitive industry, and our failure to compete effectively could adversely affect our market share, financial condition and growth prospects.

The U.S. vitamins and dietary supplements industry is a large and highly fragmented industry. Our competitors include specialty retailers, supermarkets, drugstores, mass merchants, multi-level marketing organizations, online merchants, mail-order companies and a variety of other participants in the industry. The principle elements of competition in the industry are price, selection and distribution channel offerings. We believe that the market is also highly sensitive to the introduction of new products, including various prescription drugs, which may rapidly capture a significant share of the market. In the U.S., we also compete for sales with heavily advertised national brands manufactured by large pharmaceutical and food companies, as well as other retailers. In addition, as some products gain market acceptance, we experience increased competition for those products as more participants enter the market. Our manufacturing operations compete with manufacturers of third-party nutritional supplements. Certain of our competitors are larger than us and have longer operating histories, larger customer bases, greater brand recognition and greater resources for marketing, advertising and product promotion. They may be able to secure inventory from vendors on more favorable terms, operate with a lower cost structure or adopt more aggressive pricing policies. In addition, our competitors may be more effective and efficient in introducing new products. We may not be able to compete effectively, and our attempt to do so may require us to increase marketing and/or reduce our prices, which may result in lower margins. Failure to effectively compete could adversely affect our market share, financial condition and growth prospects.

Our failure to efficiently respond to changing consumer preferences and demand for new products and services could significantly harm our product sales, inventory management and customer relationships and our business, results of operations and financial condition could be materially and adversely affected.

Our continued success depends, in part, on our ability to anticipate and respond to changing consumer trends and preferences. We may not be able to respond in a timely or commercially appropriate manner to these changes. Our failure to accurately predict these trends could negatively impact our inventory levels, sales and consumer opinion of us as a source for the latest products. The success of our new product offerings depends upon a number of factors, including our ability to:

•	accurately anticipate customer needs;

•	innovate and develop new products;

•	successfully commercialize new products in a timely manner;

•	competitively price our products;

•	procure and maintain products in sufficient volumes and in a timely manner; and

•	differentiate our product offerings from those of our competitors.

If we do not introduce new products, make enhancements to existing products or maintain the appropriate inventory levels to meet customers’ demand in a timely manner, our business, results of operations and financial condition could be materially and adversely affected.

Our sales in international markets expose us to certain risks relating to commencing and maintaining operations in new and foreign jurisdictions, which could increase our costs, subject us to political risk and negatively affect our business.

In 2008, approximately 2% of our net sales were generated internationally. As part of our business strategy, we intend to expand our international presence. Our international operations are subject to a number of risks inherent to operations in foreign countries, and any expansion of our international operations will increase the magnitude of these risks. These risks include, among other things:

•	political and economic instability of foreign markets;

•	foreign governments’ restrictive trade policies;

•	exchange controls;

•	the imposition of, or increase in, duties, taxes, government royalties or non-tariff barriers;

•	fluctuation in foreign currency exchange rates;

•	increased costs in maintaining international marketing efforts and customer relations;

•	difficulties in enforcement of intellectual property rights; and

•	problems entering international markets with different cultural bases and consumer preferences.

Any of these risks could have a material adverse effect on our international operations and our growth strategy.

Insurance coverage, even where available, may not be sufficient to cover losses we may incur, which could increase our costs and lower our profits.

Our business exposes us to the risk of liabilities arising out of our products and operations. For example, we may be liable for claims brought by users of our products or by employees, customers or other third parties for personal injury or property damage occurring in the course of our operations. Our operations are subject to closure and loss due to power outages, Internet and telephone line failures, work stoppages and acts of nature. We seek to minimize these risks through various insurance policies from third-party insurance carriers. However, our insurance coverage is subject to large individual claim deductibles, individual claim and aggregate policy limits and other terms and conditions. Our estimate of retained-insurance liabilities is subject to change as new events or circumstances develop that might materially impact the ultimate cost to settle these losses. We cannot assure you that our insurance will be sufficient to cover our losses. We do not view insurance, by itself, as a material mitigant to these business risks. Any losses that are not completely covered by our insurance could have a material adverse effect on our business, financial condition or results of operations.

The insurance industry has become more selective in offering certain types of liability insurance coverage, and we may not be able to maintain our existing coverage or obtain increased coverage in the future, which could increase our costs and reduce our profits.

The insurance industry has become more selective in offering certain types of insurance, including product liability, product recall and property casualty insurance. While we believe our current insurance policies provide us adequate coverage for our current business operations, there can be no assurance that we will be able to maintain such coverage or obtain comparable coverage on terms and conditions favorable to us, if at all. Further, as we expand our business, we expect to correspondingly increase our insurance coverage, and there can be no assurance that we will be able to obtain such increased coverage if and when needed.

Our manufacturing operations are located in a single location and our inventory is concentrated in two warehouse locations, which exposes us to the risk of natural disasters or other force majeure events. Losses at either location could adversely affect our manufacturing operations, product distributions, sales and consumer satisfaction.

We house our manufacturing operations and one of our two distribution warehouses at a facility located in Lexington, North Carolina.  We also operate a distribution and warehouse facility located in Las Vegas, Nevada. Any significant disruption in either of these locations for any reason, such as a fire, flood, hurricanes, earthquakes or similar events, could adversely affect our manufacturing operations, product distributions, sales and consumer satisfaction.

Our quarterly results of operations may fluctuate in the future. As a result, we may fail to meet or exceed the expectations of investors or securities analysts, which could cause our stock price to decline.

Our quarterly revenue and results of operations may fluctuate as a result of a variety of factors, many of which are outside of our control. If our quarterly revenue or results of operations fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Fluctuations in our results of operations may be due to a number of factors, including, but not limited to, those listed below and identified throughout this “Risk Factors” section in this prospectus:

●	our ability to retain and increase sales to existing customers and attract new customers;

●	changes in the volume and mix of dietary supplements and health and wellness products sold in a particular quarter;

●	the timing and success of new dietary supplement introductions or reformulations by us or our competitors;

●	changes in our pricing policies or those of our competitors;

●	competition, including entry into the market by new competitors including traditional brick and mortar retailers and new product offerings by existing competitors;

●	the amount and timing of expenditures related to expanding our operations, research and development or introducing new products;

●	changes in the payment terms for our products and services; and

●	the purchasing cycles of our customers.

Most of our expenses are relatively fixed in the short-term, and our expense levels are based in part on our expectations regarding future revenue levels. As a result, if revenue for a particular quarter is below our expectations, we may not be able to proportionally reduce operating expenses for that quarter, causing a disproportionate effect on our expected results of operations for that quarter. Due to the foregoing factors, and the other risks discussed in this prospectus, investors should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance.

If we are unable to sufficiently increase our revenue to offset increased costs as we expand our business, we may experience operating losses, net losses or negative cash flows.

We incurred operating losses and net losses in each year of operation until 2006. We expect operating expenses and working capital requirements to increase substantially as we expand our business. We expect our costs of product development, sales and marketing, research and development, manufacturing and general and administrative expenses to increase substantially as a result of our planned expansion. If we are unable to continue to sufficiently increase our revenue to offset these increased costs, we will not maintain profitability and may experience operating losses, net losses or negative cash flows.

If we do not manage the cash proceeds from our initial public offering properly, we could be required to register as an investment company and become subject to substantial regulation that would interfere with our ability to conduct our business.

We received net cash proceeds of approximately $47.1 million from our initial public offering, representing in excess of 40% of our assets.  The Investment Company Act of 1940 requires the registration of companies which are engaged primarily in the business of investing, reinvesting or trading in securities, or which are engaged in the business of investing, reinvesting, owning, holding or trading in securities and which own or propose to acquire investment securities with a value of more than 40% of its assets on an unconsolidated basis (other than U.S. government securities and cash). We are not engaged primarily in the business of investing, reinvesting or trading in securities, and we invest our cash and cash equivalents in U.S. government securities and money market funds to the extent necessary to take advantage of the 40% safe harbor. To manage our cash holdings, we invest in short-term instruments consistent with prudent cash management and the preservation of capital and not primarily for the purpose of maximizing investment returns. U.S. government securities and money market funds generally yield lower rates of income than other short-term instruments in which we have invested to date. Accordingly, investing substantially all of our cash and cash equivalents in U.S. government securities and money market funds could result in lower levels of interest income and net income.

If we were deemed an investment company and were unable to rely upon a safe harbor or exemption under the Investment Company Act, we would, among other things, be prohibited from engaging in certain businesses or issuing certain securities and we could be subject to civil and criminal penalties for noncompliance.

Risks Related to Our Indebtedness

If we fail to comply with the various covenants contained in our bank financing documents, we may be in default thereunder, which could limit our ability to fund our operations.

As of September 30, 2009, we had borrowed approximately $7.7 million under certain term, revolving and other credit facilities. If we default on any of the financial or operating covenants in any of our agreements evidencing such credit facilities and are unable to obtain an amendment or waiver, the lenders could cause all amounts outstanding under these agreements to be due and payable immediately and, if secured, proceed to foreclose on the collateral securing the indebtedness. Our assets or cash flow may not be sufficient to repay fully the borrowings under our different forms of indebtedness, either upon maturity or if accelerated upon an event of default. In addition, any event of default or declaration of acceleration under one debt instrument could also result in an event of default under one or more of our other debt instruments. A default or potential acceleration could impact our ability to attract and retain customers and could negatively impact trade credit availability and terms, which could have a material adverse effect on our business, financial condition or results of operations.

Our flexibility in operating our business and our ability to repay our indebtedness may be limited as a result of certain covenant restrictions in the agreements governing our indebtedness, which could have a material adverse effect on our business, financial condition or results of operations.

The agreements governing our indebtedness contain a number of restrictive covenants that impose significant restrictions on us. Compliance with these restrictive covenants will limit our flexibility in operating our business. Failure to comply with these covenants could give rise to an event of default under these agreements. These covenants restrict, among other things, our ability to:

•	incur additional indebtedness and guarantee obligations;

•	create liens;

•	engage in mergers, consolidations, liquidations or the creation of subsidiaries;

•	change the nature of our business;

•	make equity investments or loans;

•	sell, lease or otherwise dispose of certain assets;

•	engage in transactions with affiliates;

•	pay dividends, make distributions or redeem any equity securities;

•	modify our organizational documents or certain debt documents;

•	change our accounting treatment and reporting practices;

•	engage in speculative transactions;

•	prepay certain indebtedness; and

•	allow debt to be designated as senior debt.

Further, our senior lender has a priority lien on substantially all of our assets and a mortgage on our Lexington, North Carolina property. If we default on our indebtedness, our lender may exercise any and all remedies available to secured parties, including, but not limited to, taking possession of those assets which secure the lender’s lien.

We have entered into hedging strategies to mitigate our interest rate exposure; these strategies may not be effective and may adversely affect our earnings and may expose us to counterparty risks.

Our risk management policy is to use derivative financial instruments, as appropriate, to manage the interest expense related to the variable interest rate on our debt. We have entered into three interest rate swap agreements and may pursue additional types of hedging strategies in the future. We expect hedging to assist us in mitigating and reducing our exposure to higher interest expenses, and, to a lesser extent, losses in book value from adverse changes in interest rates. Our hedging activity will vary in scope based on the level and volatility of interest rates, the type of assets held and financing sources used and other changing market conditions. There is no assurance, however, that a hedging strategy will insulate us from the interest rate risks to which we are exposed, and there is no assurance that the implementation of any hedging strategy will have the desired impact on our results of operations or financial condition. In addition, these hedging strategies may adversely affect us, because hedging activities involve an expense that we will incur regardless of the effectiveness of the hedging activity.

•	Interest rate hedging may fail to protect or could adversely affect us because, among other things:

•	interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;

•	available interest rate hedges may not correspond directly with the interest rate risk for which we seek protection;

•	the duration of the hedge may not match the duration of the related liability;

•	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction; and

•	the party owing money in the hedging transaction may default on its obligation to pay.

We have entered into three interest rate swap agreements in an effort to hedge against future increases in interest rates on certain of our debt obligations. Should an interest rate swap agreement counterparty be unable to make required payments pursuant to the agreement, the hedged liability would cease to be hedged for the remaining term of the interest rate swap agreement. In addition, we may be at risk for any collateral held by a hedging counterparty to an interest rate swap agreement, should the counterparty become insolvent or file for bankruptcy. Our hedging transactions, which are intended to limit losses, may actually adversely affect our earnings, which could adversely affect our financial condition and results of operations.

Risks Related to our Common Stock

Prior to September 24, 2009, there was no public market for our common stock, and it is possible that no trading market will be maintained.

Prior to our initial public offering and listing on The NASDAQ Global Market on September 24, 2009, there had not been a public market for our common stock. Therefore, stockholders should be aware that they cannot benefit from information about prior market history as to their decision to invest. There can be no assurance that a trading market will develop for our common stock or, if such a market does develop, how liquid that market might become or whether it will be maintained.

Volatility of our stock price could adversely affect an investment in our common stock.

The market price of our common stock could fluctuate significantly as a result of, among other things:

•	quarterly and annual variations in our operating results;

•
the level and quality of research analyst coverage for our common stock, changes in financial estimates or investment recommendations by securities analysts following our business or failure to meet such estimates;

•	the financial disclosure we may provide to the public, any changes in such disclosure or our failure to meet such disclosure;

•	the public’s response to our press releases, our other public announcements and our filings with the Securities and Exchange Commission;

•	various market factors or perceived market factors, including rumors, whether or not correct, involving us, our customers, our suppliers or our competitors;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	sales of common stock by our directors, officers or significant stockholders;

•	introductions of new products or new pricing policies by us or by our competitors;

•	recruitment or departure of key personnel;

•	developments with respect to intellectual property rights;

•	acquisitions or strategic alliances by us or our competitors;

•	changes in shipping costs;

•	short sales, hedging and other derivative transactions in shares of our common stock;

•	the operating and stock price performance of other companies that investors may deem comparable to us;

•	broad market conditions and trends in the eCommerce industry and the economy as a whole; and

•	other events or factors, including those resulting from war, incidents of terrorism or responses to such events.

Fluctuations in the price of our common stock could contribute to the loss of all or part of a stockholder’s investment. Any of the factors listed above could have a material adverse effect on an investment in our common stock. In addition, stocks of Internet-related and eCommerce companies have historically experienced significant price and volume fluctuations that may have been unrelated or disproportionate to these companies’ operating performance. Public announcements by us or other such companies concerning, among other things, performance, accounting practices or legal problems could cause the market price of our common stock to decline regardless of our actual operating performance. We could be the subject of securities class action litigation due to future stock price volatility, which could divert management’s attention and adversely affect our results of operations.

Future sales of our common stock, or the perception that such future sales may occur, may cause our stock price to decline and impair our ability to obtain capital through future stock offerings.

In connection with our initial public offering, we, along with our officers, directors and certain stockholders, have agreed prior to the commencement of this offering, subject to limited exceptions, not to sell or transfer any shares of common stock for 180 days after September 23, 2009 without the consent of Jefferies & Company, Inc. and Oppenheimer & Co. Inc. However, Jefferies & Company, Inc. and Oppenheimer & Co. Inc. may release these shares from these restrictions at any time. In evaluating whether to grant such a request, Jefferies & Company, Inc. and Oppenheimer & Co. Inc. may consider a number of factors with a view toward maintaining an orderly market for, and minimizing volatility in the market price of, our common stock. These factors include, among others, the number of shares involved, recent trading volume, stock price, the length of time before the lock-up expires and the reasons for, and the timing of, the request. We cannot predict what effect, if any, market sales of shares held by any stockholder or the availability of these shares for future sale will have on the market price of our common stock.

A total of approximately 15.6 million shares of common stock may be sold in the public market by existing stockholders on or about 181 days after September 23, 2009, subject to applicable volume and other limitations imposed under federal securities law. Sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and could materially impair our future ability to raise capital through offerings of our common stock.

In addition, as of September 30, 2009, we had outstanding options to purchase 2,695,880 shares of common stock. We registered for offer and sale the shares of common stock that are reserved for issuance pursuant to options. Shares covered by such registration statements upon the exercise of stock options or warrants generally will be eligible for sale in the public market, except that affiliates will continue to be subject to volume limitations and other requirements of Rule 144. The issuance or sale of such shares could depress the market price of our common stock.

Given our limited resources, being a public company will substantially increase our administrative costs which could materially impact our business, financial condition or results of operations.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. Sarbanes-Oxley, as well as new rules subsequently implemented by the Securities and Exchange Commission and The NASDAQ Stock Market, have required changes in corporate governance practices of public companies. We expect these new rules and regulations to increase our legal and financial compliance costs and to make some activities more time consuming and/or costly. For example, we are migrating our core financial systems to our new accounting system, and implementing additional internal and disclosure controls and procedures and corporate governance policies. In addition, as a public company, we will incur the internal and external costs of preparing and distributing periodic public reports in compliance with our obligations under the securities laws. We also expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance. These new rules and regulations could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers.

Section 404 of Sarbanes-Oxley requires us to include an internal control report with our annual report on Form 10-K. That report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. Additionally, beginning with our annual report on Form 10-K for the year ending December 31, 2010, our independent registered public accounting firm will be required to issue a report on management’s assessment of our internal control over financial reporting and a report on its evaluation of the operating effectiveness of our internal control over financial reporting. The material weaknesses and any other deficiencies in internal control that we currently have identified and that we may identify in the future will need to be addressed as part of the evaluation of our internal control over financial reporting and may impair our ability to comply with Section 404. If we are not able to successfully implement internal control over financial reporting, we may not be able to accurately and timely report on our financial position, results of operations or cash flows, which could adversely affect our business and investor confidence in us.

The concentration of our capital stock ownership with insiders will likely limit an investor’s ability to influence corporate matters.

Our executive officers, directors and affiliated entities controlled by us or these individuals together beneficially own or control approximately 45% (including shares owned by Mr. Wayne Gorsek) of our common stock outstanding. Furthermore, pursuant to the terms of our amended and restated bylaws, certain actions may be taken with the approval of any stockholder or group of stockholders owning shares in excess of 10%, including the ability to call a special meeting for the purpose of electing directors. As a result, certain stockholders will have substantial influence and control over management and matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions favored by these stockholders might be taken even if other stockholders oppose those actions. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may consider beneficial.

We will retain broad discretion in using the net proceeds from our initial public offering and may spend a substantial portion in ways with which investors may not agree.

Our management retain broad discretion to allocate the net proceeds of our initial public offering. The net proceeds may be applied in ways with which our stockholders may not agree, or which do not increase investment value. We used a portion of our net proceeds from the offering to repay outstanding indebtedness owed on our credit facilities and to fund capital expenditures. We anticipate that we will use the remainder of the net proceeds for working capital and other general corporate purposes. We have not allocated these remaining net proceeds for any specific purposes.

Provisions in our amended and restated certificate of incorporation and bylaws or Delaware law might discourage, delay or prevent a change of control of our company or changes in our management and, therefore, depress the trading price of our stock.

Our amended and restated certificate of incorporation and bylaws contain provisions that could depress the trading price of our common stock by acting to discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions include:

•	our ability to issue preferred stock with terms that the board of directors may determine, without stockholder approval;

•	advance notice requirements for stockholder proposals and nominations; and

•	limitations on convening stockholder meetings.

 As a result of these and other provisions in our amended and restated certificate of incorporation, the price investors may be willing to pay in the future for shares of our common stock may be limited.

In addition, Section 203 of the Delaware General Corporation Law may discourage, delay or prevent a change in control of our company. Further, certain of our employment agreements and incentive plans provide for vesting of stock options and/or payments to be made to the employees thereunder if their employment is terminated in connection with a change of control, which could discourage, delay or prevent a merger or acquisition at a premium price.

We have not declared or paid any cash dividends on our common stock, nor do we intend to do so, which could depress the trading price of our common stock.

We have not declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings and do not expect to pay any dividend in the foreseeable future. As a result, investors may only receive a return on investment in our common stock if the market price of our common stock increases.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

During the quarter ended September 30, 2009, we made the following sales of unregistered securities:

•
On September 4, 2009, we issued to the Estate of John Arnst 9,600 shares of our common stock in connection with the exercise of 40,000 options granted under our 2000 Stock Option Plan.  We did not receive cash proceeds from the exercise of the options, but instead canceled 30,400 options as payment of the exercise price, in settlement of a litigation matter.  The transaction was deemed to be exempt from registration under the Securities Act, by virtue of Rule 701 promulgated under Section 3(b) of the Securities Act as transactions pursuant to compensation benefits plans and contracts relating to compensation.

•
On September 22, 2009, we issued an aggregate of 169,528 shares of common stock to certain employees, former employees and officers pursuant to the exercise of an aggregate of 293,320 options granted under our 2000 Stock Option Plan. We received cash proceeds of $1,250 from the exercise of 8,000 of these stock options. We did not receive cash proceeds from the exercise of 285,320 stock options but instead canceled 123,792 stock options as payment of the exercise price and applicable withholding taxes.  The transactions were deemed to be exempt from registration under the Securities Act, by virtue of Rule 701 promulgated under Section 3(b) of the Securities Act as transactions pursuant to compensation benefits plans and contracts relating to compensation.

•
On September 23, 2009, we issued an aggregate of 440,000 options to purchase shares of our common stock pursuant to our 2007 Stock Award Plan to certain officers and directors at an exercise price equal to $12.00 per share.

Use of Proceeds

On September 23, 2009, our registration statement on Form S-1 (File No. 333-143926) was declared effective for our initial public offering, pursuant to which we registered the offering and sale of up to 5,089,554 shares of common stock by us (including 661,109 shares to cover the exercise of the underwriters’ over-allotment option) and the associated sale of up to 7,560,446 shares of common stock by selling stockholders (including 988,891 shares to cover the exercise of the underwriters’ over-allotment option), at a public offering price of $12.00 per share. On September 23, 2009, we sold 4,428,445 shares of common stock for an aggregate offering price of $53,141,340, and the selling stockholders sold 6,571,555 shares of common stock for an aggregate offering price of $78,858,660. The joint book-running managers for the offering were Jefferies & Company, Inc. and Oppenheimer & Co. Inc.  On October 23, 2009, the underwriters’ over-allotment option terminated without being exercised.

As a result of the offering, we received net proceeds of approximately $47.1 million, after deducting underwriting discounts and commissions of $3.7 million and additional offering-related expenses of $2.3 million, for total expenses of $6.0 million. None of such payments were direct or indirect payments to any of our directors or officers or their associates or to persons owning 10 percent or more of our common stock or affiliates of ours or direct or indirect payments to others.

From the effective date of the registration statement through September 30, 2009, we used approximately $3.6 million of the offering proceeds to repay indebtedness owing under our credit facility.  The remaining net offering proceeds have been invested into short-term investment-grade securities and money market accounts.

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 31, 2009, we held our annual meeting of stockholders.  At the annual meeting, holders of shares of the our common stock elected seven individuals to serve as directors and approved an amendment to our Amended and Restated Certificate of Incorporation to effect a four-for-five reverse stock split of our common stock.  The tables below set forth the number of shares that voted “for” and were withheld from voting for the seven individuals elected to serve as directors, and the number of shares voted “for” and “against” the reverse stock split and the number of shares which abstained from voting on the reverse stock split.

Election of Seven Directors

Name of Nominee	For	Withheld

Ira P. Kerker	26,607,387	14,160

Stewart Gitler	26,607,387	14,160

Dr. Allen Josephs	15,243,680	11,377,867

Dr. David Ilfeld	26,607,387	14,160

Dr. Robert Trapp	26,607,387	14,160

Dr. Lawrence Pabst	26,607,387	14,160

Eran Ezra	26,607,387	14,160

Amendment to Certificate of Incorporation to Effect a Four-for-Five Reverse Stock Split

For: 15,868,846	Against: 10,752,701	Abstain: 0

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits

3(i)(1)	Amended and Restated Certificate of Incorporation of Vitacost.com, Inc. (1)
3(i)(2)	Amendment to Amended and Restated Certificate of Incorporation of Vitacost.com, Inc. (2)
3(ii)	Amended and Restated Bylaws of Vitacost.com, Inc. (3)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as Exhibit 3(i)(1) to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 20, 2007.
(2)	Filed as Exhibit 3(i)(2) to Amendment No. 5 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2009.
(3)	Filed as Exhibit 3(ii) to Amendment No. 5 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VITACOST.COM, INC.

/s/ RICHARD P. SMITH
Richard P. Smith
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Signatory

Date: November 16, 2009

INDEX TO EXHIBITS

Exhibits

3(i)(1)	Amended and Restated Certificate of Incorporation of Vitacost.com, Inc. (1)
3(i)(2)	Amendment to Amended and Restated Certificate of Incorporation of Vitacost.com, Inc. (2)
3(ii)	Amended and Restated Bylaws of Vitacost.com, Inc. (3)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as Exhibit 3(i)(1) to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 20, 2007.
(2)	Filed as Exhibit 3(i)(2) to Amendments No. 5 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2009.
(3)	Filed as Exhibit 3(ii) to Amendments No. 5 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2009.