Form 10-K
period 2009-12-31
Vitacost.com, Inc.
filed 2010-03-30
CIK 1401688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From  to

Commission File Number 001-34468

VITACOST.COM, INC.

(Exact Name of Registrant as Specified)

Delaware	37-1333024
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

5400 Broken Sound Blvd., NW, Suite 500,
Boca Raton, FL 33487

(Address of Principal Executive Offices)

(561) 982-4180

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common Stock, $0.00001 par value	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:

Title of class: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12-b-2 of Exchange Act. Yes ☐ No ☒

As of March 16, 2010, the issuer had outstanding 27,676,453 shares of its common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

VITACOST.COM, INC.

i

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs and other information that is not historical information. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential,” “continue,” “seek” or the negative of these terms or other comparable terminology or by discussions of strategy.

All forward-looking statements, including, without limitation, our examination of historical operating trends, are based upon our current expectations and various assumptions and we do not assume any obligation to update any of these statements. We believe there is a reasonable basis for our expectations and beliefs, but they are inherently uncertain. We may not realize our expectations and our beliefs may not prove correct. Actual results could differ materially from those described or implied by such forward-looking statements. Important factors that could cause our actual results to differ materially from the forward-looking statements are set forth in this annual report on Form 10-K under Part I, Item 1a — Risk Factors and Part II, Item 7 —  Management’s Discussion and Analysis of Financial Condition and Results of Operation, under the heading “Factors Influencing Future Operating Results” and include, among others:

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

ii

PART I

Item 1. Business.

Vitacost.com, Inc.

We are a leading online retailer and direct marketer, based on annual sales volume, of health and wellness products, including dietary supplements such as vitamins, minerals, herbs or other botanicals, amino acids and metabolites (which we refer to as “vitamins and dietary supplements”), as well as cosmetics, organic body and personal care products, sports nutrition and health foods. We sell these products directly to consumers through our website, www.vitacost.com, as well as through our catalogs. We strive to offer our customers the broadest product selection supported by current scientific and medical research at the best value, while providing superior customer service and timely and accurate delivery.

We offer our customers a selection of over 30,000 SKUs from over 1,600 third-party brands, such as New Chapter, Atkins, Nature’s Way, Twinlab, Burt’s Bees and Kashi, and our own proprietary brands, Nutraceutical Sciences Institute (NSI), Cosmeceutical Sciences Institute (CSI), Best of All, Smart Basics and Walker Diet. We support our operations through our call centers, our manufacturing and testing facility and our two distribution centers, delivering what we believe are industry-leading order fulfillment and customer satisfaction results. Our website and catalogs allow customers to easily browse and purchase products at prices, on average, 30% to 60% lower than manufacturers’ suggested retail prices. Our website and catalogs also serve as an educational resource for consumers seeking information on healthy living, including medical developments and practices, health issues and the attributes of health and wellness supplements.

We believe that our direct-to-consumer business model combined with our in-house manufacturing capabilities provide us competitive advantages over traditional, store-based and other direct-to-consumer retailers. For example, we do not incur most of the operating and investment costs of traditional, store-based retailers and we are able to serve a global market through centralized operations allowing us to capitalize on our investments in content, marketing and technology, while providing a unified and consistent message to our customers. Furthermore, with our direct-to-consumer business model, we are able to support our sales through reduced personnel, while offering a greater breadth of inventory to our customers at lower retail prices than traditional retail competitors. Additionally, our manufacturing capabilities allow us to generate higher gross margins on our proprietary products due to our ability to obtain quantity discounts from our suppliers of raw materials and the fact that our proprietary products are sold directly to consumers bypassing the traditional supply chain and associated product mark-ups at each stage.

As of December 31, 2009, we had approximately 1.1 million active customers, representing an increase in active customers of 35% since December 31, 2008. We define an “active customer” as a customer who has made a purchase from us within the past 12 months. On average, our customers make purchases from us two to three times a year, and over the last eight quarters, our average order value has ranged between $72 and $76. Approximately half of the visitors to our website arrive through non-paid sources, and our average conversion-to-purchase rate for unique visitors to our site in 2009 averaged 15%. For our fiscal year ended December 31, 2009, we recorded net sales of $191.8 million and net income of $5.9 million, as compared to net sales of $143.6 million and net income of $17,407 for our fiscal year ended December 31, 2008. Our net sales for our fiscal year ended December 31, 2009 represent a compounded annual growth rate of 45.3% over the past five years.

We began operations in 1994 as a catalog retailer of third-party vitamins and supplements under the name Nature’s Wealth Company. In 1999, we launched Vitacost.com and introduced our proprietary vitamins and supplements under our NSI brand. We began operations under the name Vitacost.com, Inc. in 2000. In 2006, we were inducted into Inc. magazine’s “Inc. 500 Lifetime Hall of Fame,” as one of the U.S.’s 500 fastest growing privately-held businesses for five consecutive years (2001 – 2005). In April 2008, we completed construction of our manufacturing facility located in Lexington, North Carolina and began manufacturing most of our proprietary products. Since our inception, we have shipped over ten million orders to our customers.

Industry Overview

The expansion of the Internet has benefited retailers by improving methods of communication, delivery of content and ease of commerce. At the same time, consumers are leveraging online resources to make informed healthcare, dietary and nutritional choices and related purchasing.

Online Commerce.  The Internet’s rapid expansion continues to increase its influence over communication, content and commerce. According to Forrester, U.S. online retail sales were approximately $141 billion in 2008 and were expected to increase by 11% to $156 billion in 2009. Forrester further projects such online retail sales to grow to $229 billion by 2013. We believe several factors will contribute to this increase including convenience, expanded range of available products and services, improved security and electronic payment technology, increased access to broadband Internet connections and widespread consumer confidence and acceptance of the Internet as a means of commerce. Forrester further expects that a portion of the expected growth in online sales will come at the expense of traditional store-based retail stores as consumers turn to the Internet for purchases because it offers them the ability to easily conduct product searches and price comparisons to maximize savings.

The Internet provides a number of distinct advantages to online retailers over traditional store-based retailers. These advantages include:

•	lower costs of managing and maintaining a website as compared to physical storefronts;
•	the ability to efficiently reach and serve a large and geographically dispersed group of customers from a central point of contact;
•	the ability to swiftly adapt to changing consumer preferences by making real-time adjustments to content, product offerings and pricing; and
•	the ability to more easily compile demographic and behavioral data about customers, thereby maximizing opportunities for direct marketing and personalized services.

Furthermore, online retailers may enjoy greater resilience than traditional retailers during an economic downturn as more consumers tend to gravitate online to search for better value and selection.

Vitamin & Dietary Supplement Market.  According to a survey conducted by Ipsos-Public Affairs for the Council for Responsible Nutrition (CRN), 64% of U.S. adults used dietary supplements in 2008. According to the Nutrition Business Journal’s (NBJ) 2009 U.S. Nutrition Industry Overview, U.S. sales of dietary supplements (including vitamins, herbs, meal supplements and sports nutrition and specialty supplements) grew 6.3% to $25.2 billion from 2007 to 2008, and sales are projected to grow at an annual rate of approximately 5% per year for the next five years. The supplement category was the only one tracked by NBJ which showed higher growth in 2008 than in 2007, reflecting customers’ purchases of these natural products to protect their health and ward off more expensive medical visits and prescription drugs. The vitamin and dietary supplement industry is highly fragmented with products sold through multiple channels including retailers such as mass merchants, grocery stores, drug stores and specialty retailers, as well as through direct mail, catalogs, multi-level marketers and the Internet. Sales of dietary supplements through the Internet grew 24.8% in 2007 and, according to the NBJ 2008 Supplement Business Report, NBJ predicts that this growth will continue over the next several years at double-digit levels driven primarily by the increased availability of healthcare and nutrition information online. According to a survey published by Opinion Research Corporation, in 2008, 59% of adults used online resources to obtain health and wellness information.

We expect several trends will drive the continued increase in demand for dietary supplements and health and wellness products. These trends include:

•	Increased Focus on Healthy Living: According to a 2008 study conducted by the Natural Marketing Institute (NMI), 59% of U.S. consumers take an interest in health or wellness. Moreover, according to the CRN Health Care Professionals impact study, 79% of U.S. physicians and 82% of U.S. nurses recommend dietary supplements to their patients. We believe more consumers will research nutritional studies indicating dietary supplements are beneficial for their health and wellness.

•	Shift From Care to Prevention and Increased Acceptance of Dietary Supplements: According to the Centers for Medicare and Medicaid, total U.S. healthcare expenditures rose 6.1% to $2.2 trillion in 2007 compared to 2006, representing 16.2% of U.S. Gross Domestic Product. As healthcare costs continue to rise, both the U.S. government and healthcare payers are increasingly shifting their focus to preventative care. With increased focus on preventive care, we believe consumers will increase their acceptance and use of vitamins, supplements and other health and wellness products as they explore new ways to improve their health and reduce their healthcare costs.
•	Aging U.S. Population: According to the U.S. Census Bureau, the median age of the U.S. population has increased from 30.0 in 1980 to 36.6 in 2007 and is projected to increase to 39.0 in 2050. The number of Americans 65 years of age or older is expected to increase 83%, from 35 million in 2000 to 64 million in 2025. We believe that the aging of the U.S. population will also drive the overall growth of the industry as older consumers have higher levels of disposable income to purchase dietary supplements and are more likely to use dietary supplements as they age.

Our Value Proposition to Our Customers

We strive to offer our customers the broadest product selection supported by current scientific and medical research at the best value, while providing superior customer service and timely and accurate delivery.

Broad Third-Party and Proprietary Product Selection.  We offer over 30,000 SKUs representing over 1,600 brands, including nationally-recognized third-party brands and our proprietary brands. Our product selection is designed to appeal to a variety of demographic groups, including those seeking health maintenance and general well-being, baby boomers, the elderly and those with specific health concerns or goals. Our proprietary products are developed by our Chief Science Officer with input from our scientific advisory board, which is comprised of physicians from multiple medical disciplines including neurology, gastroenterology and internal medicine. As medical and scientific knowledge advances and consumer preferences evolve, our advisory board works with our management team to develop new proprietary and source relevant third-party products and reformulate existing products to anticipate and fulfill expected consumer demand.

Consistently Superior Value.  We offer vitamins, dietary supplements and health and wellness products at savings to our customers with discounts ranging typically from 30% to 60% off manufacturers’ suggested retail prices. We provide even greater savings to our customers through proprietary products that we manufacture. We impose no minimum order or membership requirements, and we charge a flat shipping fee of $4.99 on all orders shipped in the U.S. regardless of order size.

User-Friendly Shopping Experience.  Our website is designed to attract natural search traffic and to provide a convenient, educational, secure and efficient shopping experience. Products are cross-indexed to allow consumers to easily locate and compare products when searching by brand, ingredient or health concern. Our website and catalogs include educational content such as articles and news relating to medical and scientific data, health topics and the attributes of health and wellness supplements, which help our customers make informed purchases. Our website uses secure encryption technology designed to protect our customers’ personal and credit card information and to prevent its unauthorized use. Our customer service representatives are available 24 hours per day, 7 days per week to take orders and answer product and technical questions through our toll-free telephone number. Customers are also able to reach our customer service representatives via email or the live chat feature on our website. We seek to respond within 24 hours to all email requests received between Monday and Friday. We also facilitate repeat customer orders through our AutoShip! feature, which provides additional discounts on our proprietary products to customers who elect to receive automated, recurring shipments. In 2009, approximately 80% of our orders were placed by repeat customers.

Accurate, Timely and Efficient Order Fulfillment.  We operate two highly automated distribution centers, which use wireless, paperless systems to achieve efficient, quality order fulfillment and distribution. Orders are received and picked on high-speed automated lines using pick-to-light and carousel technologies. We currently pack and ship 400 to 500 orders per distribution center per hour and are capable of shipping over 20,000 orders per day. We maintain an average order accuracy rate of 99% and we ship approximately 93% of complete orders received before 2:00 p.m. Eastern time on Monday through Friday (excluding holidays) within the same day. Our fill rate, for all complete, in-stock orders, which is the rate at which orders are shipped in full in a single shipment rather than multiple shipments over a period of days, exceeded 98% in 2009.

Growth Strategy

We have designed a growth strategy that we believe will increase net sales while maintaining or increasing our gross margins. For the year ended December 31, 2009, we recorded net sales of $191.8 million and an overall gross margin of approximately 31.9%. For the same period, our gross margin was approximately 58.3% on sales of our proprietary products and approximately 27.1% on sales of our third-party products. During 2009, our overall gross margin increased approximately 540 basis points. Key elements of our growth strategy include:

Expand Our Product Offerings.  We believe offering a broad range of products drives traffic to our website and increases orders and revenue. We continue to expand our offering of both third-party and proprietary products. We currently offer over 30,000 SKUs, up from approximately 4,120 SKUs as of December 31, 2004. Additionally, we currently offer approximately 956 proprietary SKUs up from 137 proprietary SKUs as of December 31, 2004. We have made this expansion quickly and efficiently, in part because we are able to offer products that are not in our physical inventory, but that our third-party suppliers maintain in stock and can ship to us in a timely manner. We refer to this as our virtual inventory. This virtual inventory allows us to increase SKU selection without requiring a corresponding increase in our warehouse facilities.

Expand Our Customer Base.  We continue to expand our customer base by attracting new visitors to our website and converting these visitors into customers. We plan to identify and cost-effectively acquire new customers by expanding our online advertising efforts. We aim to increase the rate of conversion of visitors to our website into purchasing customers by providing detailed product descriptions and product efficacy information, focusing on website design and providing excellent customer service. Our average conversion-to-purchase rate for unique visitors to our site in 2009 was approximately 15%.

Maximize Customer Loyalty and Retention.  Our revenue growth depends, in part, on repeat orders from existing customers. In 2009, approximately 70.6% of our orders were placed by repeat customers. We have a highly loyal customer base because we believe our customers view us as a valuable source of health and wellness products and healthy living selections. Our customers, on average, order from us two to three times per year. Our 2009 customer surveys reveal that over 95% of respondents are likely to reorder, citing as key factors our product selection and quality, competitive prices and speed and accuracy of shipment. In order to facilitate repeat customers, we encourage our regular customers to sign up for our AutoShip! program, which provides automatic shipping and billing of recurring orders at a 5% discount for our proprietary products. Additionally, we focus on expanding our base of repeat customers by improving our customers’ shopping experience through our customer service initiatives. We continue to refine the customer service we provide at every step of the purchase process from the content we deliver on our website to our customer support and fulfillment operations.

Expand and Optimize Our Distribution Platform.  Our strong distribution platform allows us to cost-effectively serve our customers while driving additional revenue and margins. During 2009, we shipped on average 49,000 orders per week, compared to 38,000 orders per week for 2008. We believe our distribution facilities have the capacity to ship approximately 100,000 orders per week using three eight-hour shifts, five days per week. While we expect our current facilities will allow us to meet our product distribution requirements through 2010, we have begun an expansion project to meet our needs for additional space and additional distribution capabilities. We have used proceeds of our initial public offering for the lease and build-out of a new distribution facility in Las Vegas, Nevada that we anticipate will be operational in the second quarter of 2010. We expect to begin a similar project in our North Carolina facility in the Spring, 2010. The project in North Carolina will increase space and capabilities in both the manufacturing and distribution areas of that facility. The facilities provide redundancy in the event of work interruptions due to power outages, natural disasters or other events.

Continue to Develop Our Manufacturing Capability.  In April 2008, we began manufacturing our proprietary products in our state-of-the-art manufacturing facility in North Carolina. We currently manufacture over 620 SKUs, or 64% of our proprietary products in this facility and plan to aggressively grow that number as we earn greater margins on products we manufacture. Additionally, manufacturing our own products allows us to better control product quality, react to trends in the industry and bring new products to market significantly faster than our current development cycle with third-party manufacturers. Currently, we only have the capability to manufacture products in the form of capsules and tablets. We plan to use the proceeds of our initial offering to further enhance our manufacturing capabilities by purchasing equipment that allows us to manufacture powders, liquids and softgel products, as well as to expand our packaging options to include individual dose blister packaging.

Expand Internationally.  We currently ship products to Canada, Hong Kong, Japan, Taiwan and the United Kingdom, despite limited marketing efforts outside the United States. International sales accounted for approximately 2% of our sales in 2009. We believe that opportunities exist to market our products more aggressively in English-speaking countries outside the United States. We also intend to translate our website into multiple languages which will allow us to better market our products in non-English speaking countries in Asia, Europe and Latin America.

Products

We provide online and catalog shoppers with one of the broadest selections of high-quality health and wellness products, including dietary supplements such as vitamins, minerals, herbs or other botanicals, amino acids and metabolites, as well as cosmetics, organic body and personal care products, sports nutrition and health foods. We offer products in a wide range of potency levels and dosage forms such as tablets, capsules, vegi-capsules, softgels, gelcaps, liquids and powders. Our focus on providing a broad selection enables our customers to purchase products from preferred, trusted brands through a single, comprehensive source.

We offer both popular third-party brands, such as New Chapter, Atkins, Nature’s Way, Twinlab, Burt’s Bees and Kashi, as well as our proprietary brands. We offer products that encompass four main categories: Vitamins, Minerals, Herbs and Supplements; Bodybuilding and Sport Products; Natural Care Products; and Natural and Organic Food Products.

Vitamins, Minerals, Herbs and Supplements (VMHS).  VMHS products are generally taken to maintain or improve health and address specific health conditions. The FDA classifies these products under the term “dietary supplements.” In this category, we offer our NSI products as well as third-party brands such as Nature’s Way, Twinlab, Jarrow, Carson and Rainbow Light.

•	Vitamin and mineral products include multi-vitamins, lettered vitamins, such as Vitamin A, C, D, E, and B-complex, along with minerals such as calcium, magnesium, chromium and zinc. These products help prevent deficiencies that can occur when diet alone does not provide all of the necessary vitamins and minerals.
•	Herbal products include whole herbs, standardized extracts, herb combination formulas and teas. Herbs offer a natural solution to address specific health concerns. Certain herbs can be taken to help support specific body systems, such as ginkgo to support brain activity and milk thistle to help maintain proper liver function, as well as other less common herbs such as holy basil for stress relief, turmeric for inflammation support and black cohosh for menopause support.
•	Supplements include essential fatty acids, probiotics, anti-oxidants, phytonutrients and condition-specific formulas. Certain supplements, such as greens, fiber and soy proteins, are taken for added support during various life stages and are intended to supplement vital nutrients absent in an individual’s diet. For example, conjugated linoleic acid (CLA) is a naturally-occurring fatty acid that, when used as part of a regular diet and exercise program, supports healthy weight management. Flax seed oils and folic acid are specifically useful during pregnancy. Super anti-oxidants, such as Resveratrol, are taken to fight free radicals. High ORAC (oxygen radical absorptive capacity) fruit concentrates like pomegranate and blueberry are taken to supplement levels of natural nutrients not available in modern diets.

Bodybuilding and Sport Products.  Sports nutrition products are used in conjunction with cardiovascular conditioning, weight training and sports activities. Major categories in sports nutrition include protein and weight gain powders, meal replacements, nutrition bars, sport drinks and pre and post-workout supplements to either increase energy or enhance recovery after exercise. We offer bodybuilding and sports products from third parties such as Optimum Nutrition, CytoSport and BSN as well as our NSI-branded sports nutrition products.

Natural Care Products.  Natural care products consist of a variety of natural products for skin, body, hair and oral health. We offer hundreds of natural personal-care products from category leaders such as JASON, Burt’s Bees and Kiss My Face, as well as our CSI-branded products. These products appeal to allergen-conscious and environmentally-conscious consumers seeking products that are made without harsh chemicals and additives.

Natural and Organic Food Products.  Natural and organic food products consist of diet and weight management products, as well as organic and specialty products such as organic peanut butter, gluten-free foods and low mercury tuna and salmon. We offer third-party brands such as Atkins, Kashi, Eden Foods and Amy’s Organic, as well as our Best of All natural food products and Walker Diet weight management products.

In 2009, our proprietary brands accounted for approximately 30% of our net sales. Our proprietary brands include:

•	Nutraceutical Sciences Institute. Our NSI brand is our largest proprietary brand. Through NSI, we offer our proprietary line of Synergy multivitamins, which is available in over 30 formulations intended to address a variety of health concerns such as OcuPower for vision health, CardioLift for cardiovascular health and GlucoPower for healthy blood sugar. We also offer NSI-branded dietary supplements including minerals, herbs, amino acids, anti-oxidants and others. We currently offer over 855 SKUs under our NSI brand and manufacture most of these products in-house.
•	Cosmeceutical Sciences Institute. Under our CSI brand, we market and sell health and beauty products such as facial cleanser, facial and body moisturizing creams and lotions, and other beauty and skincare products. We currently offer 29 SKUs under our CSI brand, all of which are manufactured by third-party manufacturers.
•	Best of All. Under our Best of All brand, we market and sell organic food products such as banana chips, flaxseed oil, rice crackers, trail mix, almonds, cashews and more. We currently offer 38 SKUs under our Best of All brand and manufacture most of the products related to these SKUs in-house.
•	Smart Basics. Under our Smart Basics brand, we market and sell organic fruit juices and extracts and related dietary supplements. We currently offer 23 SKUs under our Smart Basics brand and manufacture most of the products related to these SKUs in-house.
•	Walker Diet. Under our Walker Diet brand, we market and sell low carb milkshake powders and supplements used to assist in weight loss and management. We currently offer 11 SKUs under our Walker Diet brand, all of which are manufactured by third-party manufacturers.

Merchandising & New Product Development

We believe we carry most major domestic brands of vitamins, dietary supplements and minerals, as well as many smaller specialty brands. We sell most of our suppliers’ most popular product lines. We also offer our proprietary brands based on our own formulations. Our merchandising and product development teams carefully monitor new scientific and medical data and health concerns in an effort to offer new products. We currently stock over 15,000 SKUs at each distribution center and offer over 15,000 SKUs in our virtual inventory. Currently, no single SKU represents more than 2% of our net sales. We believe that our inventory approach maximizes productivity resulting in inventory turns of five times per year, on average.

Our proprietary products are developed with the assistance of our scientific advisory board, which is comprised of eight physicians representing multiple medical disciplines, including neurology, rheumatology, immunology, orthopedics, gastroenterology and internal medicine. In developing new proprietary products, our advisory board, together with members of our management team:

•	analyze current published medical and scientific research to identify health concerns or issues needing to be addressed by a potential new product;
•	analyze market research and reporting to determine potential consumer demand for a new proprietary product;

•	review our sales data and customer feedback of third-party SKUs to determine whether we should develop a comparable proprietary product; and
•	perform a cost-benefit analysis for the manufacture and sale of any new proprietary products.

Assuming our advisory board and management team determine to bring to market a new proprietary product, we then leverage the expertise we have acquired through developing over 1,000 proprietary SKUs over past five years, to efficiently formulate, test, package and distribute the new product in blends and at dosage levels we believe are appropriate to attain the best possible efficacy. After we introduce a new product, we seek to continually refine its formula based on a review of current medical and scientific research and customer feedback. Our development cycles have historically averaged one to four weeks, assuming the availability of necessary raw materials. In 2009, we added 14,958 third-party products and 203 proprietary products to our selection. We currently have 11 issued patents, three patents pending, 68 issued trademark registrations and 16 pending trademark applications with the U.S. Patent and Trademark Office protecting our proprietary products and processes.

Marketing

Our marketing strategy is designed to increase awareness of our proprietary brands and drive highly targeted traffic to our website. From December 31, 2005 through December 31, 2009, our customer base grew from approximately 270,000 to approximately 1.1 million. As of December 31, 2009, we had approximately 1.1 million active customers of which approximately 55% were recurring customers during 2009. We use a multi-channel approach which includes search engine marketing, email campaigns, catalogs and direct mail and affiliate programs to acquire and retain our customer base. Our efficient management of these campaigns resulted in a per-customer acquisition cost of $10.74 in 2009. Our average conversion-to-purchase rate for unique visitors to our site in 2009 was approximately 15%.

Search Engine Marketing.  Our search marketing initiatives include managing over 25,000 relevant keywords and phrases on search engines, shopping engines and other online media. We monitor the performance of our online advertising daily and adjust our initiatives to cost-effectively acquire new customers. The strength of our online content provides us a strong natural search ranking which drives traffic to our site cost-effectively. During 2009, approximately 30% of our site visitors arrived through direct navigation.

Email Campaigns.  Our weekly email marketing campaigns distribute health, wellness, product information and promotional discounts to customers. These campaigns are designed to promote repeat purchases, customer referrals and customer retention. Our email marketing campaigns generated approximately 11.5% of online orders in 2009.

Catalogs, Direct Mail and Promotional Inserts.  Opt-in catalog and direct mail marketing campaigns are key areas of focus in our multi-channel strategy. Our catalogs complement our online marketing initiatives and provide a valuable product reference for online shoppers. We currently circulate a quarterly catalog to all active customers. We also distribute catalogs based on customers’ prior spending patterns which highlight targeted segments of our supplement and nutraceutical offerings. We believe catalog, direct mail and promotional insert mailings are effective channels to reach customers who do not regularly shop on the Internet. We also include promotional inserts with all product shipments to generate awareness of new products, categories and special offers for repeat purchases.

Affiliate Programs.  We attract customers and generate revenue from online affiliates. Participants in our program are selected based on relevancy, content and reach. Affiliates receive commissions by referring visitors to our website who then complete a purchase. Affiliate websites typically generate referrals through keywords, text links or banners posted on their website. Loyalty websites are some of our biggest affiliates and include well-known and highly trafficked sites such as Upromise, My Points and Ebates.

Manufacturing

Proprietary Manufacturing.  We have designed and implemented full-featured solid dose (capsule and tablet) manufacturing and packaging operations at our North Carolina facility, which provide efficient high speed production and aggregate capacities in excess of our present demand requirements. Under our present configuration, we produce approximately 73% of our proprietary products in-house at a lower cost and with improved quality control as compared to products manufactured by our third-party vendors. In order to ensure flexible and reliable production, our capsule manufacturing process includes three distinct encapsulation technologies as well as state-of-the-art tableting and coating operations.

Our in-house manufacturing capabilities have enabled us to achieve greater efficiencies and cost savings, as well as strict control over the entire manufacturing cycle including raw material procurement, finished goods production and logistics optimization. Additionally, we have implemented lean manufacturing practices, statistical process control and just-in-time procedures throughout our facility. In 2009, we produced over 424.4 million tablets and capsules and packaged over 2.9 million bottles. Our current capacity allows us to produce over one billion tablets and capsules annually. In addition to providing us with greater volume and flexibility, our in-house manufacturing provides us with the opportunity to improve product quality and market response time, reduces the risk of out-of-stock situations, limits finished goods obsolescence and improves overall operating margins.

Our manufacturing facility currently runs 16 hours a day in two eight-hour shifts, operating six days per week, and has the capacity to operate 24 hours a day in three eight-hour shifts operating seven days per week. Our manufacturing lines include nine hard-shell encapsulation machines with a combined output of up to 1.3 million capsules per shift. Tableting operations include two automatic tablet compression machines with a computerized high volume coating system. We ensure precise adherence to our formulations through computer-controlled bin blending systems, and remove under-filled capsules during production through an integrated capsule reject system. Additionally, all manufactured products are subject to inspection through one of two high speed inspection lines.

We package finished products on a packaging line which starts with an automatic bottle unscrambler and ionized air rinse prior to filling. We use a counting system with a capacity of up to 120 bottles per minute and virtually 100% product counting accuracy, which individually measures tablet dimensions as tablets are counted and disbursed into the bottle, while rejecting out of tolerance products. Filled bottles receive a sanitary high temperature induction sealing closure and pass through a retorquing machine that individually applies, verifies and records the closure torque. Bottles that pass through our quality control test are labeled and coded by a digital thermal transfer system and then receive a secondary shrink wrap sealing for added tamper protection.

We intend to expand our manufacturing capabilities to manufacture dosage forms such as powders, liquids and softgel products and our packaging capabilities to include packaging options such as individual dose blister packaging. To make this expansion, we will need to expand our existing facility and purchase certain manufacturing and packaging equipment.

Contract Manufacturing.  All of our proprietary products that are not in the solid dose category, including softgels, liquids and powders, are manufactured by pre-selected contract manufacturers specializing in the respective dosage form. As of December 31, 2009, four third party manufactures, Vitality Works, Inc. (Albuquerque, NM), Valentine Enterprises, Inc. (Lawrenceville, GA), Woodstock Farms Mfg. (Providence, RI) and Cosmetic Solutions, Inc. (Pompano Beach, FL) provided approximately 18% of our finished soft gel, liquid and powder products. No single third party manufacturer, however, manufactured more than 6% of such products. Each of our contract manufacturers is required to maintain high standards of quality control consistent with federal regulatory guidelines and to manufacture our products according to our strict specifications. Once produced, in addition to in-house testing performed by the contract manufacturer, we require all third-party finished goods to be held in quarantine at the contract manufacturer’s facility. The contract manufacturer then performs lot-sampling and ships the respective samples to us, where we also perform a full set of tests, including microbial and heavy metal analyses. Once we have determined that the product meets our specifications, the manufacturer is permitted to ship the finished product to us. We have implemented vendor qualification programs for all of our suppliers and manufacturers, including full analytical testing of the products we purchase. As part of our vendor program, we periodically inspect our vendors’ facilities to monitor quality control and assurance procedures.

Raw Materials.  All raw materials and ingredients for our NSI manufactured products are selected for purchase from a group of third-party suppliers specializing in raw material manufacturing and processing and specialty distribution. Major countries of origin for over 500 raw materials used to manufacture our NSI products include the United States, Japan, China, India, Italy, Spain, France and Germany. We use strategic supplier agreements to gain control over key ingredient resources in areas where we believe marketing advantages exist. However, we avoid such agreements in the commodity ingredient sector to realize optimal profit margins based on timing of purchasing decisions with market price fluctuation. Additionally, we maintain multiple supply and purchasing relations throughout the raw materials marketplace to provide an uninterrupted supply for our manufacturing requirements. We employ similar strategies throughout the supply chain operations, leveraging our production volume in all raw materials procurement operations.

Quality Control.  Our quality assurance unit establishes process controls and documents and tests every stage of the manufacturing process to ensure we meet product specifications and that finished dietary supplements contain the correct ingredients, purity, strength, and composition in compliance with FDA regulations. We test incoming raw materials and finished goods to ensure that they meet or exceed FDA and U.S. Pharmacopeia standards including quantitative and qualitative assay and microbial and heavy metal contamination. Additionally, we perform ingredient analysis and assay using procedures which include High Performance Liquid Chromatography, Ultraviolet/Visible Spectroscopy, Near Infra-Red Spectroscopy, and Inductively Coupled Plasma Mass Spectrometry.

Our plant quality and production standards are designed to meet or exceed the latest FDA regulations. To ensure the highest quality, our manufacturing operations are audited by NSF International for independent cGMP (current Good Manufacturing Practice) certification. NSF International is an independent, not-for-profit organization which offers programs and services to augment and support the work of regulatory officials around the country, including standards development, product testing and certification, as well as onsite audits and inspections. Our NSF certification indicates that NSF has reviewed our operations and determined that our operations comply with FDA and NSF cGMP standards and protocols. As part of its certification and compliance program, NSF conducts random compliance audits of our operations not less than two times per year.

Our fully staffed in-house laboratory decreases manufacturing cycle times by performing rapid testing that we believe is not achievable through third-party labs. Most of our contaminant analysis testing procedures have average in-house turnaround times of eight hours as compared to standard turnaround times of two weeks or more at outside laboratories.

Customer Service

We strive to offer outstanding customer service with each customer’s complete satisfaction as our goal. To achieve this goal, we maintain a 24-hour call center, provide accurate and timely shipping and offer our 5-Star Guarantee. We believe our customer service initiatives allow us to establish and maintain long-term customer relationships and facilitate repeat visits and purchases. In 2009, we experienced customer returns of less than 1%.

24-Hour Call Center Operations.  Our call center operations serve as the primary customer service contact between customers and Vitacost. We operate a call center in Lexington, North Carolina and use a third-party call center in Manchester, New Hampshire primarily for after-hours support. Telephone operators are available to answer customer questions and to accept customer orders. Both call center locations use identical programs to provide a seamless customer experience through our toll-free telephone number, email or live chat feature. These call centers are staffed with specialists who receive regular training so that they can effectively and efficiently field questions from current and prospective consumers. Our specialists are also trained not to answer questions that should be directed to a customer’s physician, such as questions relating to drug interactions. In order to provide consistency, speed and accuracy, our specialists use an internal, standardized question and answer database in responding to customer inquiries. Our specialists also have access to real time inventory data to know if a product is in stock to properly manage customer expectations.

During 2009, we estimate that we generated $19.5 million (based on an average order value multiplied by orders placed in our call center), or 10.2% of total revenue from purchases made through our call center operations, up from $18 million in 2008. Historically, our call center volume has increased correspondingly with our overall revenue growth. In 2009 our call center volume reached 770,117 calls, up from 644,504 calls in the prior year. We will continue to expand our call center operations as our revenue grows.

Quick and Accurate Order Fulfillment.  In our two highly automated distribution centers, we use wireless, paperless systems to achieve efficient and accurate order fulfillment and distribution. Orders are received and picked on high- speed automated lines using pick-to-light and carousel technologies. We also route orders automatically to the closest distribution center based on the customer’s shipping zip code. As a result:

•	we maintain an average order accuracy rate of 99%;
•	we are able to ship approximately 93% of orders received by 2:00 p.m. EST within the same day;
•	our fill rate for all complete, in-stock orders, which is the rate at which orders are shipped in full in a single shipment rather than multiple shipments over a period of days, exceeded 98% in 2009; and
•	we generally deliver orders from our physical inventory within 1 to 4 business days and orders from our virtual inventory within 7 to 10 days.

Our 5-Star Guarantee.  Our 5-Star Guarantee makes it easy, convenient and safe for customers to purchase our products. Under the Guarantee we:

•	offer our products at everyday low prices, providing savings up to 80% off manufacturers’ suggested retail prices, with no minimum purchase or membership requirements;
•	ensure the potency and quality of our vitamin products by performing random independent laboratory analysis;
•	offer one of the largest selections of vitamin supplements (if we do not have a vitamin supplement product a customer is looking for, we will search for that item, or a comparable product, and will try to make it available);
•	use state-of-the-art Secure Socket Layer 128-bit encryption on our website to provide customers with a safe, secure online shopping experience; and
•	provide our customers a 30-day unconditional money back guarantee.

We value frequent communication with and feedback from our customers in order to continue to improve our offerings and services. Based on surveys we conducted in 2008, customers have indicated approximately 95% satisfaction with our products and service while the probability of reorder is greater than approximately 95%.

Technology and Operations

Our website is supported by a technology infrastructure that is designed to provide a superior customer experience, including speed, ease of use and security. Our technology infrastructure allows us to monitor our website and services in real time, scale to size as required and balance traffic geographically across multiple sites. We also track and manage our manufacturing processes, inventory, order fulfillment, customer service and marketing through state-of-the-art technologies that allow us to condense and distribute customer and sales data as part of our business intelligence model. From this data, our marketing and product development teams are able to analyze and project market trends and consumer demands.

Our technology infrastructure uses highly scalable, fully fault tolerant enterprise-class technology. Coupled with the use of virtual and cloud-based capabilities that provide redundant coverage and virtually eliminate the risk of downtime, our infrastructure provides a set of strategic, high-availability systems that we believe rival those of larger companies. We maintain strategic partnerships with vendors to ensure that we can rapidly deploy new products and information technology solutions that we believe are key to our success.

We maintain three secure internal data centers that support product development, quality control and office and distribution center infrastructure. Our data centers are also colocated through a third-party provider with locations in Atlanta and Seattle for redundancy, which has provided us with 100% service availability since 2007.

We follow rigorous industry standards to protect our internal operations and the personal information we collect from our customers. We do not sell or disclose the personal information of our customers. Since September 2008, we have been implementing a technology framework that can support high levels of security while meeting the compliance requirements of Payment Card Industry (PCI) security standards. In July 2009, our systems became PCI compliant. We are considered a “sender” under the CAN-SPAM Act and comply with the applicable aspects thereof.

We have installed technologically advanced finished goods inventory control systems to track our finished goods from receipt through shipment. All items are barcoded to facilitate electronic tracking allowing us to tie each SKU number back to our inventory control, shipping and sales departments. Our inventory control system analyzes and automatically reorders a majority of the products we sell, minimizing out-of-stock situations. We consistently evaluate low volume items in order to minimize losses due to product expiration or obsolescence as well as to efficiently manage our capital and warehouse space. During this review process we determine those SKUs that can be maintained in virtual inventory. Our virtual inventory system allows us to maintain significant inventory flexibility which maximizes the efficiency of our distribution centers.

Competition

The dietary supplement and health and wellness product market is large, growing, competitive and highly fragmented. We compete with a variety of companies operating in one or more distribution channels, including online commerce, retail stores, catalog operations or direct selling. Our current or potential competitors include the following:

•	Health/natural specialty retailers, such as GNC, Vitamin World, Puritan’s Pride (a division of NBTY) and Vitamin Shoppe.
•	Drugstores, such as Walgreen’s, CVS and RiteAid.
•	Online merchants, such as Amazon.com and Drugstore.com.
•	Supermarkets and grocery stores, including traditional supermarkets, such as Safeway and Kroger, and natural-food markets, such as Whole Foods.
•	Mass merchant retailers, such as Wal-Mart, Kmart and Target.
•	Multi-level marketers, such as USANA Health Sciences and Herbalife.

We believe we compete favorably based on the principal competitive factors in our market, which include product selection and quality, price, brand recognition, customer service and support, convenience, speed of fulfillment and website features and functionality.

Trademark and Other Intellectual Property

We have applied for or registered more than 79 trademarks with the U.S. Patent and Trademark Office (USPTO), including our Vitacost, Nutraceutical Sciences Institute, Cosmeceutical Sciences Institute, Best of All, Walker Diet, Smart Basics, OcuPower, CardioLift, NeuroPower, ArthriPower and Mega EFA trademarks, among others. We believe our trademarks to be valuable and are identified strongly with our Nutraceutical Sciences Institute brand. Issuance of a federally registered trademark creates a rebuttable presumption of ownership of the mark; however, it is subject to challenge by others claiming first use in the mark in some or all of the areas in which it is used. We have also applied for foreign protection of certain of our trademarks in the European market and Asian market in which we operate and have registered Vitacost, NSI and Nutraceutical Sciences Institute in certain countries in these regions.

Federally registered trademarks have a perpetual life, as long as they are maintained and renewed on a timely basis and used properly as trademarks, subject to the rights of third parties to seek cancellation of the trademarks if they claim priority or confusion of usage. We believe our patents and trademarks are valuable and provide us certain benefits in marketing our products. We intend to actively protect our patents, trademarks, trade secrets and other intellectual property.

We have obtained U.S. patents on 11 of our product formulations and have applications pending for an additional three formulations. The purposes of the formulations contained in our 11 patents can be summarized as follows:

•	healthy bone formulation;
•	formulation for osteoarthritis, rheumatoid arthritis and improved joint function;
•	eyesight enhanced maintenance composition, including designs for combating the effects of macular degeneration;
•	imposition for prevention, stabilization and treatment of cancer;
•	composition to assist in the struggle with memory loss, dementia and Alzheimer’s disease;
•	composition to address insulin sensitivity and healthy blood sugar levels;
•	formulation to lower and maintain healthy cholesterol levels;
•	composition for permanent weight management (two separate patents);
•	composition for prevention, stabilization and reversal of age-related macular degeneration; and
•	composition for achievement of optimal cardiovascular health.

In designing our product formulations, we have attempted to blend an optimal combination of nutrients which appear to have beneficial impact based upon scientific literature. However, because formal clinical studies have in most instances not been conducted by us to validate the intended health benefits of the nutrients, we are generally prohibited by the FDA from making disease treatment and prevention claims in the promotion of products using these formulations. While we seek broad coverage for our patents, there is always a risk that an alteration to the formulation may provide sufficient basis for a competitor to avoid infringement claims by us.

Government Regulation

We are subject to federal and state consumer protection laws, including laws protecting the privacy of consumer non-public information and regulations prohibiting unfair and deceptive acts and trade practices. In particular, under federal and state financial privacy laws and regulations, we must provide:

•	notice to consumers of our policies on sharing non-public information with third parties;
•	advance notice of any changes to our policies; and
•	with limited exceptions, provide consumers the right to prevent sharing of their non-public personal information with unaffiliated third parties.

Furthermore, the growth and demand for online commerce could result in more stringent consumer protection laws that impose additional compliance burdens on online retailers. These consumer protection laws could result in substantial compliance costs and could interfere with the conduct of our business.

There is currently great uncertainty in many states whether or how existing laws governing issues such as property ownership, sales and other taxes, and libel and personal privacy apply to the Internet and commercial online retailers. These issues may take years to resolve. For example, tax authorities in a number of states, as well as a Congressional advisory commission, are currently reviewing the appropriate tax treatment of companies engaged in online commerce, and new state tax regulations may subject us to additional state sales and income taxes. New legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or a change in application of existing laws and regulations to the Internet and commercial online services could result in significant additional taxes on our business. These taxes could have an adverse effect on our results of operations. Furthermore, there is a possibility that we may be subject to significant fines or other payments for any currently unknown past failures to comply with these requirements.

Our products are subject to extensive regulation in the U.S. and abroad. The FDA enforces the Federal Food, Drug and Cosmetic Act, or FDCA, and related regulations, which govern the identity, purity, quality, strength, and composition of dietary supplements and regulate the formulation, manufacture, packaging, labeling, holding, sale, and distribution of dietary supplements, foods, cosmetics, and over-the-counter, or OTC, drugs, and prohibit the sale of misbranded and adulterated dietary supplements and dietary supplements that by the intention of the manufacturer or distributor or label or labeling claims are unapproved new drugs. The Federal Trade Commission, or FTC, enforces the Federal Trade Commission Act, or FTCA, and related regulations, which govern the advertising and advertising acts and practices associated with the promotion and sale of these products. The U.S. Postal Inspection Service enforces federal laws governing fraudulent use of the mails. Regulation of certain aspects of the dietary supplement business at the federal level is also governed by the Consumer Product Safety Commission (e.g., concerning the presence of adulterated substances, such as toxic levels of lead or iron, that render products unsafe for consumption and require a CPSC ordered recall), the Department of Agriculture (e.g., for products that are intended for ingestion as dietary supplements for animals) and the Environmental Protection Agency (e.g., in the methods of disposal used for certain dietary ingredients, such as colloidal silver). The manufacture, packaging, labeling, holding, sale, and distribution of dietary supplements are also subject to extensive local, state, and foreign government regulation. For example, under the European Union Directive, only dietary supplements listed in Annex II to that directive or otherwise ruled saleable in Europe by the European Union may be sold in Europe subject to EU restrictions on dose amounts, forms, label claims and advertising. The Bureau of Customs and Border Patrol, a division of the Department of Homeland Security, also regulates shipments containing dietary ingredients, dietary supplements, cosmetics, drugs, biologics, and medical devices and engages in enforcement activity in concert with the FDA to block the import or export of articles deemed adulterated or otherwise unlawful for sale in the United States (imports) or in the non-U.S. country to which articles are addressed. CBP holds on articles or demands for recall can interfere with the timely delivery of products to market and can result in regulatory fines and penalties.

The FDCA has been amended several times affecting provisions that concern dietary ingredients and dietary supplements, including by the Dietary Supplement Health and Education Act of 1994 (DSHEA). DSHEA formally defined what may be sold as a dietary supplement, defined statements of nutritional support and the conditions under which they may lawfully be used, and included provisions that permit the FDA to regulate manufacturing practices and labeling claims peculiar to dietary supplements. “Dietary supplements” are defined as vitamins, minerals, herbs, other botanicals, amino acids and other dietary substances that are used to supplement the diet, as well as concentrates, constituents, extracts, metabolites, or combinations of such dietary ingredients. Generally, under DSHEA, dietary ingredients that were on the market before October 15, 1994 may be used in dietary supplements without notifying the FDA. However, a “new” dietary ingredient (i.e., a dietary ingredient that was not marketed in the U.S. before October 15, 1994) must be the subject of a new dietary ingredient notification submitted to the FDA unless the ingredient has been “present in the food supply as an article used for food” without having been “chemically altered.” A new dietary ingredient notification must provide the FDA with evidence of a “history of use or other evidence of safety” which establishes that use of the dietary ingredient “will reasonably be expected to be safe.” A new dietary ingredient notification must be submitted to the FDA at least 75 days before the new dietary ingredient can be marketed. There can be no assurance that the FDA will accept evidence purporting to establish the safety of any new dietary ingredients that we may want to market, and the FDA’s refusal to accept such evidence could prevent the marketing of such dietary ingredients.

The FDA is in the process of developing guidance for the industry to clarify its interpretation of the new dietary ingredient notification requirements, and this guidance has the potential to raise new and significant regulatory barriers for new dietary ingredients. In addition, increased FDA enforcement could lead the FDA to challenge dietary ingredients already on the market as “illegal” under the FDCA because of the failure to file a new dietary ingredient notification or because the substance may be one found to be the subject of an investigational new drug application for which clinical trials have commenced and been publicized.

The FDA generally prohibits labeling a dietary supplement with any “health claim” (i.e., any statement associating a nutrient with prevention, but not treatment, of a disease or health-related condition), unless the claim is pre-approved by the FDA. The FDA prohibits entirely disease treatment claims when made for a dietary supplement. However, “statements of nutritional support,” including so-called “structure/function claims,” are permitted to be included in labeling for dietary supplements without FDA pre-approval. Such statements may describe how a particular dietary ingredient affects the structure, function or general well-being of the body, or the mechanism of action by which a dietary ingredient may affect the structure, function or well-being of the body, but such statements may not state that a dietary supplement will reduce the risk or incidence of a disease unless such claim has been reviewed and approved by the FDA. A company that uses a statement of nutritional support in labeling must possess evidence substantiating that the statement is truthful and not misleading. Such statements must be submitted to the FDA no later than thirty days after first marketing the product with the statement and must be accompanied by an FDA mandated label disclaimer that “This statement has not been evaluated by the Food and Drug Administration. This product is not intended to diagnose, treat, cure or prevent any disease.” There can be no assurance, however, that the FDA will not determine that a particular statement of nutritional support that we want to use is an unacceptable disease claim or an unauthorized nutrient-disease relationship claim otherwise permitted with FDA approval as a “health claim.” Such a determination might prevent the use of such a claim.

In addition, DSHEA provides that certain “third-party literature,” such as a reprint of a peer-reviewed scientific publication linking a particular dietary ingredient with health benefits, may “in connection with the sale of a dietary supplement to consumers” be exempt from labeling regulation. However, the FDA has adopted an “intent to use” doctrine whereby such literature even if exempt from labeling may nonetheless form the basis for an agency determination that the literature in context reveals a company intent to sell a dietary ingredient or dietary supplement as a drug, thereby rendering the supplement an unlawful, unapproved new drug. Because the “intent to use” doctrine is predicated on a subjective assessment of all facts and circumstances associated with the promotion and sale of a dietary supplement, we cannot know whether any particular piece of literature otherwise exempt from labeling will be deemed by the FDA unlawful for use in association with the sale of the dietary ingredient or dietary supplement.

As authorized by the FDCA, the FDA has recently adopted and is now implementing Good Manufacturing Practices, or GMPs, specifically for dietary supplements. These new GMPs impose extensive process controls on the manufacture, holding, labeling, packaging, and distribution of dietary supplements. They require that every dietary supplement be made in accordance with a master manufacturing record, that each step in manufacture, holding, labeling, packaging, and distribution be defined with written standard operating procedures, monitored, and documented, and that any deviation in manufacture, holding, labeling, packaging, or distribution be contemporaneously documented, assessed by a quality control expert, and corrected through documented corrective action steps (whether through an intervention that restores the product to the specifications in the master manufacturing record or to document destruction of the non-conforming product). The GMPs are designed to ensure documentation, including testing results that confirm the identity, purity, quality, strength, and composition of dietary supplements. In addition, GMPs require a company to make and keep written records of every product complaint that is related to GMPs. The written record of the product complaint must include the following: the name and description of the dietary supplement; the batch, lot, or control number of the dietary supplement, if available; the date the complaint was received and the name, address, or telephone number of the person making the complainant, if available; the nature of the complaint, including, if known, how the product was used; the reply to the complainant, if any; and findings of the investigation and follow-up action taken when an investigation is performed. The regulations directly affect all who manufacture the dietary supplements we sell and our own manufacture, holding, labeling, packaging, and distribution of dietary supplements. The FDA may deem any dietary supplement adulterated, whether presenting a risk of illness or injury or not, based on a failure to comply with any one or more process controls in the GMP regulations. If deemed adulterated, a dietary supplement may not be lawfully sold and may have to be recalled from the market. It is possible that the FDA will find one or more of the process controls implemented by us, by our contract manufacturers, or by those whose dietary supplements we sell to be inadequate and, thus, requiring corrective action, requiring any one or more of the dietary supplements we sell to be unlawful for sale, or resulting in a judicial order that may impair our ability to manufacture, market, and sell dietary supplements.

The FDA also requires adverse event notices on labels and serious adverse event reporting for all supplements and OTC drugs. An “adverse event” is defined by statute to include “any health-related event associated with the use of a dietary supplement that is adverse.” Only serious adverse events must be reported to FDA. A “serious adverse event” is an adverse event that: results in death, a life-threatening experience, inpatient hospitalization, a persistent or significant disability or incapacity, or a congenital anomaly or birth defect; or requires, based on reasonable medical judgment, a medical or surgical intervention to prevent an outcome described above. When a manufacturer, packer, or distributor whose name appears on the product label of a dietary supplement receives any report of a serious adverse event associated with the use of the dietary supplement in the United States the company must submit a “serious adverse event report” on MedWatch Form 3500A. The report must be filed within 15 business days of receipt of information regarding the adverse event. All adverse event reports, whether serious or not, must be recorded and kept in company records under the GMP rules. A company must maintain records of each report of any adverse event (both serious and non-serious) for a minimum of 6 years. These records should include any documents related to the report, including: the company’s serious adverse event report to the FDA with attachments; any new medical information about the serious adverse event received; all reports to the FDA of new medical information related to the serious adverse event; and any communications between the company and any other person(s) who provided information related to the adverse event.

The regulation of dietary supplements may increase or become more restrictive in the future. There can be no assurance that, if more stringent statutes are enacted for dietary supplements, or if more stringent regulations are promulgated, we will be able to comply with such statutes or regulations without incurring substantial expense.

The FDA regulates the formulation, manufacturing, packaging, labeling and distribution of OTC drug products pursuant to a “monograph” system that specifies active drug ingredients that are generally recognized as safe and effective for particular uses. If an OTC drug is not in compliance with the applicable FDA monograph, the product generally cannot be sold without first obtaining FDA approval of a new drug application, which can be a long and expensive procedure. The homeopathic drugs that we sell are regulated as non-prescription, over-the-counter drugs. These products must generally meet the standards set forth in the Homeopathic Pharmacopeia of the United States and claims made for them must not deviate from those contained in specific homeopathic treatises recognized by the FDA as appropriate for use. If these requirements are not met, the FDA can consider the products unapproved new drugs and prohibit their sale.

The FDA has broad authority to enforce the provisions of the FDCA concerning dietary supplements and OTC drugs, including powers to issue a public “warning letter” to a company to quarantine and prohibit the sale of products deemed adulterated or misbranded, to publicize information about illegal products, to request a voluntary recall of illegal products from the market, to request that the Department of Justice initiate a seizure action, an injunction action or a criminal prosecution in U.S. courts, and to seek disgorgement from a federal court of all proceeds received from the sale of products deemed misbranded or adulterated.

Cosmetics are not subject to pre-market approval by FDA, but the products, their ingredients and their label and labeling content, are regulated by the FDA, and it is the burden of those who sell cosmetics to ensure that they are safe for uses as directed. The FDA prohibits certain ingredients from being contained in cosmetic products that are authorized only for drug use or are deemed adulterated. In addition, the labeling of cosmetic products is subject to the requirements of the FDCA, the Fair Packaging Labeling Act and other FDA regulations. The FDA limits cosmetic product claims to those of beautification and enhancement to the external appearance of the skin. Structure/function claims are generally prohibited for cosmetic products as are disease prevention and treatment claims. It is possible that cosmetic product ingredients now commonly in use that are derived from nanotechnology may be restricted or prohibited in future. It is also possible that claims now commonly in use concerning cosmetic reduction in the external appearance of aging, the effect of cosmetic ingredients on fine lines and wrinkles, or on other aspects of appearance may in future be deemed prohibited, implied disease treatment claims.

The FTC exercises jurisdiction over the advertising of dietary supplements, OTC drugs and cosmetics. In recent years, the FTC has instituted numerous enforcement actions against dietary supplement companies for making false or misleading advertising claims and for failing to adequately substantiate claims made in advertising. These enforcement actions have often resulted in consent decrees and the payment of civil penalties and/or restitution by the companies involved. The FTC also regulates other aspects of consumer purchases including, but not limited to, promotional offers of savings compared policies, telemarketing, continuity plans, and “free” offers.

Further, under the Food Allergen Labeling and Consumer Protection Act of 2004 (FALCPA) all packaged foods containing any of the eight identified major food allergens: milk, egg, fish, crustacean shellfish, tree nuts, wheat, peanuts, and soybeans, must declare such allergens, at least once, by their common or usual name. A packaged food “contains” an allergen for the purposes of the law when any intentionally added ingredient contains an allergen. Thus, even if an allergen is present only in a coloring or flavoring, FALCPA applies. Likewise, the law applies even if an allergen is present only in a small amount of an “incidental” (but intentionally added, non-cross-contact) additive, like a releasing agent. Disclosure in this case is required even though such an ingredient usually could be omitted altogether from the ingredients list. Failure to comply with the FALCPA may lead to civil sanctions, criminal penalties, or both under the FDCA. In addition, the FDA is authorized to seize non-conforming products controlled by a company and issue a recall of products already on the market.

We are also subject to regulation under various state, local and international laws that include provisions governing, among other things, the formulation, manufacturing, packaging, labeling, advertising and distribution of dietary supplements and OTC drugs. For example, under Proposition 65 in the State of California, a list of substances are deemed ones that pose a risk of carcinogenicity or birth defects. If any such ingredient is contained in a dietary supplement, cosmetic, or drug, the product may be lawfully sold in California only if accompanied by a prominent warning label alerting consumers that the product contains an ingredient linked to cancer or birth defect risk. Private attorney general actions as well as California attorney general actions may be brought against non-compliant parties and can result in substantial costs and fines.

Government regulations in foreign countries may prevent or delay the introduction, or require the reformulation, of certain of our products. Compliance with such foreign governmental regulations is generally the responsibility of our distributors in those countries. These distributors are independent contractors whom we do not control.

In addition, from time to time in the future, we may become subject to additional laws or regulations administered by the FDA, the FTC, or by other federal, state, local or foreign regulatory authorities, to the repeal of laws or regulations that we generally consider favorable, such as DSHEA, or to more stringent interpretations of current laws or regulations. We are not able to predict the nature of such future laws, regulations, repeals or interpretations, and we cannot predict what effect additional governmental regulation, if and when it occurs, would have on our business in the future. Such developments could, however, require reformulation of certain products to meet new standards, recalls or discontinuance of certain products not able to be reformulated, additional record-keeping requirements, increased documentation of the properties of certain products, additional or different labeling, additional scientific substantiation, additional personnel or other new requirements. Any such developments could have a material adverse effect on our business.

Europe.  The European Union (EU) is responsible for the development of legislation governing foods, nutritional supplements, and medicines sold in Europe. Member States of the EU (“Member States”) are authorized to develop local legislation governing these products, provided such legislation is not more restrictive than the legislation promulgated by the EU Commission. Member States are responsible for enforcement of the applicable legislation. In 2002, the EU established a process for Member States to bring this regulating legislation in line with a published directive of the EU, which addressed the labeling and marketing of vitamins and minerals, what nutrients are permitted or not permitted and other packaging requirements. In 2004, the EU established standards for the manufacture and marketing of herbal medicines with the Traditional Herbal Medicinal Products Directive. This requires, among other things, manufacturers of herbal medicinal products to comply with Pharmaceutical Group Standards, and only requires proof of safety, not efficacy. Registration of products is subject to a phase-in period which began in October 2005, and will terminate in

April 2011, at which point all herbal medicinal products must be registered with Member States. In 2006, the EU adopted its Commission Directive 2006/37/EC, amending its Directive 2002/46/EC. Under the amended directive, only nutrients listed in Annex II, or approved by subsequent order of the EU, may be lawfully sold in Member States. The EU also regulates labels, labeling, and advertising associated with the promotion and sale of dietary supplements in Europe. These regulations may make it unlawful for us to sell in Europe certain products lawfully labeled and sold in the United States, adversely affecting the finances of the business.

In the United Kingdom, the principal governing legislation is the Food Safety Act of 1990 (governing safety of food products) and the Medicines Act of 1968 (governing licensing and sale of medicine). Further guidance is provided by numerous Statutory Instruments addressing the formulation, purity, packaging, advertising and labeling of such products. Medicinal products are regulated and enforced by the Medicines and Healthcare Products Regulatory Agency (MHRA), an agency of the Department of Health. The MHRA determines if an herbal remedy is medicinal by virtue of its “presentation” or “function.” Food products are regulated by the Food Standard Agency (FSA), which reports to the Department of Health and to the Department of Environment, Food and Rural Affairs. Vitamin and mineral supplements and soup products with herbal ingredients are generally considered food supplements and are subject to the purview of the FSA. Additional legislative standards have been adopted in the other EU countries, typically similar in scope to the UK. The regulatory scheme in Canada is similar but not identical to that of the U.S. concerning medicines and healthcare products or material health products and is regulated by Health Canada.

Employees

As of December 31, 2009, we had 290 full-time and 2 part time employees. We employed 76 full-time employees at our Florida corporate headquarters, 173 full-time and 1 part-time employees at our North Carolina facility and 41 full-time and 1 part-time employees at our Nevada facility. Additionally, from time to time, we hire temporary contract employees. None of our employees is covered by a collective bargaining agreement and we are unaware of any union organizing efforts. We consider our relationship with our employees to be good.

Available Information

Our Web site is http://www.vitacost.com. We have made available through our Web site, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the Securities and Exchange Commission. In addition, they are available directly on the SEC’s website at http://www.sec.gov.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this Annual Report on Form 10-K. If any of such risks actually occur, our business, operating results or financial condition could be adversely affected. In those cases, the trading price of our common stock could decline and you may lose all or part of your investment.

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

In April 2008, we completed construction of our manufacturing facility located in Lexington, North Carolina. We currently manufacture approximately 73% of our proprietary products at this facility. In the future, we expect to manufacture substantially all of our proprietary products. Prior to commencing manufacturing at this facility, we relied upon third-party manufacturers to manufacture all of our products. Therefore, prior to April 2008, we had no experience in manufacturing. As a result, we could experience difficulties in organizing the manufacturing processes, including raw material procurement, material and product contamination, labor relations, manufacturing efficiencies and compliance with applicable laws and regulations. Failure in any of these areas could result in product recalls or manufacturing shutdowns. Additionally, manufacturing a significant portion of our products at this single facility concentrates our risk in the event there is any significant disruption in our operations or shutdown of this facility. Further, our operations are subject to environmental and health and safety laws and regulations, and some of our operations require environmental permits and controls to prevent and limit pollution of the environment. Any disruptions in our manufacturing operations would have a material adverse effect on our business, financial condition or results of operations and we could incur significant costs as a result of violations of, or liabilities under, environmental laws and regulations, or to maintain compliance with such environmental laws, regulations, or permit requirements.

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

Additional or more stringent regulations of dietary supplements and other products have been considered from time to time. For example, the U.S. House of Representatives recently passed the Food Safety Enhancement Act of 2009 (H.R. 2749), which if enacted in its current form, would:

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

On February 3, Senator John McCain introduced the bipartisan co-sponsored bill titled “The Dietary Supplement Safety Act of 2010” (“DSSA”) (S. 3002). If enacted into law the DSSA would:

•	require the mandatory registration of “dietary supplement facilities”;

•	expand the definition of “adulterated” to include dietary supplements that are manufactured, distributed, labeled, or licensed by a dietary supplement facility that is not registered;
•	restrict sales of dietary supplements to those products that contain only FDA pre-approved dietary-ingredients;
•	render dietary supplements containing “new dietary ingredients” adulterated as a matter of law, whether or not such ingredient has been present in the food supply;
•	require dietary supplement manufacturers and retailers to obtain written evidence that their dietary supplements are registered and the new dietary ingredient provisions have been satisfied;
•	impose civil monetary penalties for non-compliance that are more than twice the gross profits derived from the non-compliant supplement;
•	require reporting of non-serious adverse events; and
•	give FDA authority to issue “cease distribution” orders upon “reasonable probability” that a dietary supplement or product would case adverse health consequences or is adulterated or misbranded.

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

During the fiscal year ended December 31, 2009, approximately 87% of our orders were placed online. As the role and importance of online commerce has grown in the U.S., there have been continuing efforts to increase the legal and regulatory obligations and restrictions on companies conducting commerce through the Internet, primarily in the areas of taxation, consumer privacy, restrictions on imports and exports, customs, tariffs, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, the provision of online payment services, broadband residential Internet access and the characteristics and quality of products and services, which could increase the cost of conducting business over the Internet. In addition, consumer unwillingness or inability to use the Internet to conduct business, due to adverse regulation, security concerns, service interruptions or otherwise, could materially reduce our growth. Governmental laws and regulations, service interruptions or adverse attitudes about online commerce could increase the costs and liabilities associated with our online commerce activities, increase the price of our product to consumers, or reduce traffic to our website. Unfavorable resolution of these issues could have a material adverse effect on our business, financial condition or results of operations.

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

In 2009, approximately 97% of our orders were paid for using a credit card or debit card. For credit and debit card payments, we pay interchange and other fees, which may increase over time and raise our operating costs and lower our profit margins. We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, we may be subject to fines and higher transaction fees and lose our ability to accept credit and debit card payments from our customers. In addition, we have and may continue to suffer losses as a result of orders placed with fraudulent credit and debit card data. We do not carry insurance against the risk of credit card fraud, so the failure to adequately control fraudulent credit card transactions could reduce our net revenue and our gross profit percentage. We have implemented technology to help us detect the fraudulent use of credit card information. Under current practices, a merchant is liable for fraudulent credit card transactions when the merchant does not obtain a cardholder’s signature. A failure to adequately control fraudulent credit card transactions would result in significantly higher credit card-related costs and could have a material adverse effect on our business, financial condition or results of operations.

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

Spending to expand our distribution and manufacturing capabilities to remain competitive may harm our financial results.

In order to remain competitive, we have increased our capital expenditures and expenses above our historical model in order to attempt to improve our existing distribution facility in Nevada. Additionally, we intend to begin increased capital expenditures in our North Carolina facility in 2010 to improve our efficiencies in both manufacturing and distribution. Increased investments in our facilities and their technology could have a negative impact on our financial results.

Our sales in international markets expose us to certain risks relating to commencing and maintaining operations in new and foreign jurisdictions, which could increase our costs, subject us to political risk and negatively affect our business.

In 2009, approximately 2% of our net sales were generated internationally. As part of our business strategy, we intend to expand our international presence. Our international operations are subject to a number of risks inherent to operations in foreign countries, and any expansion of our international operations will increase the magnitude of these risks. These risks include, among other things:

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

Our quarterly revenue and results of operations may fluctuate as a result of a variety of factors, many of which are outside of our control. If our quarterly revenue or results of operations fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Fluctuations in our results of operations may be due to a number of factors, including, but not limited to, those listed below and identified throughout this “Risk Factors” section in this annual report:

•	our ability to retain and increase sales to existing customers and attract new customers;
•	changes in the volume and mix of dietary supplements and health and wellness products sold in a particular quarter;
•	the timing and success of new dietary supplement introductions or reformulations by us or our competitors;
•	changes in our pricing policies or those of our competitors;
•	competition, including entry into the market by new competitors including traditional brick and mortar retailers and new product offerings by existing competitors;
•	the amount and timing of expenditures related to expanding our operations, research and development or introducing new products;
•	changes in the payment terms for our products and services; and
•	the purchasing cycles of our customers.

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

As of December 31, 2009, we had borrowed approximately $9.4 million under certain term, revolving and other credit facilities. If we default on any of the financial or operating covenants in any of our agreements evidencing such credit facilities and are unable to obtain an amendment or waiver, the lenders could cause all amounts outstanding under these agreements to be due and payable immediately and, if secured, proceed to foreclose on the collateral securing the indebtedness. Our assets or cash flow may not be sufficient to repay fully the borrowings under our different forms of indebtedness, either upon maturity or if accelerated upon an event of default. In addition, any event of default or declaration of acceleration under one debt instrument could also result in an event of default under one or more of our other debt instruments. A default or potential acceleration could impact our ability to attract and retain customers and could negatively impact trade credit availability and terms, which could have a material adverse effect on our business, financial condition or results of operations.

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

In connection with our initial public offering, we, along with our officers, directors and certain stockholders, agreed prior to the commencement of the offering, subject to limited exceptions, not to sell or transfer any shares of common stock for 180 days after September 23, 2009 without the consent of Jefferies & Company, Inc. and Oppenheimer & Co. Inc. However, Jefferies & Company, Inc. and Oppenheimer & Co. Inc. may release these shares from these restrictions at any time. In evaluating whether to grant such a request, Jefferies & Company, Inc. and Oppenheimer & Co. Inc. may consider a number of factors with a view toward maintaining an orderly market for, and minimizing volatility in the market price of, our common stock. These factors include, among others, the number of shares involved, recent trading volume, stock price, the length of time before the lock-up expires and the reasons for, and the timing of, the request. We cannot predict what effect, if any, market sales of shares held by any stockholder or the availability of these shares for future sale will have on the market price of our common stock.

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

In addition, as of December 31, 2009, we had outstanding options to purchase 2,745,880 shares of common stock. We registered for offer and sale the shares of common stock that are reserved for issuance pursuant to options. Shares covered by such registration statements upon the exercise of stock options or warrants generally will be eligible for sale in the public market, except that affiliates will continue to be subject to volume limitations and other requirements of Rule 144. The issuance or sale of such shares could depress the market price of our common stock.

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

Beginning with the year ending December 31, 2010, Section 404 of Sarbanes-Oxley will require us to include an internal control report with our annual report on Form 10-K. That report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. Additionally, beginning with our annual report on Form 10-K for the year ending December 31, 2010, our independent registered public accounting firm will be required to issue a report on its evaluation of the operating effectiveness of our internal control over financial reporting. Any weakness or deficiency in internal controls could impair our ability to comply with Section 404. If we are unable to successfully maintain internal control over financial reporting, we may not be able to accurately and timely report on our financial position, results of operations or cash flows, which could adversely affect our business and investor confidence in us.

The concentration of our capital stock ownership with insiders will likely limit an investor’s ability to influence corporate matters.

Our executive officers, directors and affiliated entities controlled by us or these individuals together beneficially own or control approximately 45% (including shares owned by our largest stockholder, Mr. Wayne Gorsek) of our common stock outstanding. Furthermore, pursuant to the terms of our amended and restated bylaws, certain actions may be taken with the approval of any stockholder or group of stockholders owning shares in excess of 10%, including the ability to call a special meeting for the purpose of electing directors. As a result, certain stockholders will have substantial influence and control over management and matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions favored by these stockholders might be taken even if other stockholders oppose those actions. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may consider beneficial.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties.

We conduct our operations through four facilities:

•	We lease 18,000 square feet of office space in Boca Raton, Florida which we use as our corporate headquarters.
•	We own a 112,000 square foot manufacturing and distribution facility located on 27 acres in Lexington, North Carolina. Our call center, east coast distribution center and manufacturing functions are conducted at this location. This facility includes approximately 12,000 square feet of office space and 15,000 square feet of manufacturing space.
•	We lease a 63,000 square foot warehouse and distribution facility located in Las Vegas, Nevada, which we will vacate in April 2010. This facility currently serves as our west coast distribution center.

•	We lease approximately 155,000 square feet in Las Vegas, Nevada that is currently being built out to serve as our west coast distribution facility. We anticipate this space will be operational in March/April 2010.

Within the next 12 months, we will begin build out of additional space to expand our manufacturing capabilities.

Item 3. Legal Proceedings.

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

Item 4. Removed and Reserved

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Our common stock, par value $0.00001 per share, is listed on The NASDAQ Global Market under the symbol VITC and has been included for listing thereon since September 24, 2009. At March 16, 2010, our common stock was held by approximately 177 holders of record, as established by our registered transfer agent. On March 16, 2010, the closing sale price of a share of our common stock was $12.14.

The high and low sale prices per share of our common stock from the fourth quarter of year ended December 31, 2009 (the first full fiscal quarter that our common stock was listed on The NASDAQ Global Market) was as follows:

	2009
	High	Low
Fourth Quarter	$10.99	$6.95

Dividends

We have not paid any cash dividends since our inception, and our Board of Directors does not contemplate doing so in the near future. Any decisions as to future payment of dividends will depend on our earnings and financial position and such other factors, as our Board of Directors deems relevant.

Recent Sales of Unregistered Securities

During the calendar year ended December 31, 2009 (the period covered by this annual report), we sold the following securities pursuant to our 2000 Stock Option Plan. These sales were not registered under the Securities Act.

•	On June 9, 2009, Jeff Lehman exercised 40,000 options at $0.156 per share, for an aggregate purchase price of $6,250.
•	On June 17, 2009 Lee Schwalben exercised 12,400 options at $0.156 to $3.125 per share, for an aggregate purchase price of $7,563.
•	On September 4, 2009, we issued to the Estate of John Arnst 9,600 shares of our common stock in connection with the exercise of 40,000 options granted under our 2000 Stock Option Plan. We did not receive cash proceeds from the exercise of the options, but instead canceled 30,400 options as payment of the exercise price, in settlement of a litigation matter. The transaction was deemed to be exempt from registration under the Securities Act, by virtue of Rule 701 promulgated under Section 3(b) of the Securities Act as transactions pursuant to compensation benefits plans and contracts relating to compensation.
•	On September 22, 2009, we issued an aggregate of 169,528 shares of common stock to certain employees, former employees and officers pursuant to the exercise of an aggregate of 293,322 options granted under our 2000 Stock Option Plan. We received cash proceeds of $1,250 from the exercise of 8,000 of these stock options. We did not receive cash proceeds from the exercise of 285,322 stock options but instead canceled 123,794 stock options as payment of the exercise price and applicable withholding taxes. The transactions were deemed to be exempt from registration under the Securities Act, by virtue of Rule 701 promulgated under Section 3(b) of the Securities Act as transactions pursuant to compensation benefits plans and contracts relating to compensation.
•	On September 23, 2009, we issued an aggregate of 430,000 options to purchase shares of our common stock pursuant to our 2007 Stock Award Plan to certain officers and directors at an exercise price equal to $12.00 per share.
•	On December 31, 2009, we issued an aggregate of 50,000 options to purchase shares of our common stock pursuant to our 2000 Stock Option Plan to our directors at an exercise price of $10.35 per share.

The sales and issuances of securities listed above were deemed to be exempt from registration under the Securities Act, by virtue of Rule 701 promulgated under Section 3(b) of the Securities Act as transactions pursuant to compensation benefits plans and contracts relating to compensation. All of the foregoing securities are deemed restricted securities for the purposes of the Securities Act.

Equity Compensation Plan Information

The following is summary of our equity compensation plans as of December 31, 2009:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Security Holders	2,745,880	$5.67	1,170,000
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	2,745,880	$5.67	1,170,000

Additional information about compensation plans is incorporated by reference from the Notes to our Consolidated Financial Statements included elsewhere in this Form 10-K.

Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between September 24, 2009 (the date of our IPO) and December 31, 2009, with the cumulative total return of the (i) Russell 2000 Index and (ii) the NASDAQ Composite Index. This graph assumes the investment of $100 on September 24, 2009 in our common stock at our IPO price of $12.00 per share, the Russell 200 Index and the NASDAQ Composite Index. We are currently included in the Russell 2000 Index. Note that historic stock price performance is not necessarily indicative of future stock price performance.

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

Item 6. Selected Financial Data

The selected consolidated financial data presented below has been derived from our consolidated financial statements. The statement of operations data for each of the fiscal years ended December 31, 2007, 2008 and 2009 and the balance sheet data at December 31, 2008 and 2009 are derived from our audited financial statements that are included in this annual report. The statement of operations data for the years ended December 31, 2005 and 2006 and the balance sheet data at December 31, 2005, 2006 and 2007 are derived from audited 2005, 2006 and 2007 financial statements that are not included in this annual report. The historical results presented below, which give effect to a four-for-five reverse stock split of our common stock effected September 17, 2009, are not necessarily indicative of the results to be expected in any future period.

You should read this information together with Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations and our financial statements and the related notes included elsewhere in this annual report.

	Year Ended December 31,
	2005	2006	2007	2008	2009
	(In Thousands, Except Shares and per Share Data)
Consolidated Statement of Operations Data:
Net sales	$41,488	$66,356	$99,290	$143,602	$191,807
Cost of goods sold	29,461	47,067	70,381	105,529	130,605
Gross profit	12,027	19,289	28,909	38,073	61,202
Operating expenses:
Fulfillment	2,646	4,140	6,629	8,393	8,954
Sales and marketing	5,135	6,991	10,845	13,147	14,284
General and administrative	4,851	8,004	11,116	14,871	29,083
Total operating expenses	12,633	19,134	28,590	36,411	52,321
Operating income (loss)	(606)	155	319	1,662	8,881
Interest income (expense), net	(10)	(17)	(515)	(1,150)	(401)
Other income (expense), net	(1)	24	743	(13)	250
Income tax benefit (expense)	—	11	1,279	(482)	(2,836)
Net income (loss)	$(617)	$173	$1,826	$17	$5,894
Net income (loss) per share:
Basic	$(0.03)	$0.01	$0.08	$—	$0.24
Diluted	$(0.03)	$0.01	$0.08	$—	$0.24
Weighted average number of shares outstanding
Basic	21,896,780	22,086,780	23,188,380	23,188,380	24,216,942
Diluted	21,896,780	22,900,322	24,087,978	23,975,068	24,674,248
Consolidate Balance Sheet Data:
Cash and cash equivalents	$316	$101	$1	$61	$8,658
Inventory	4,669	8,864	14,710	21,663	28,097
Working capital (deficit)	(728)	(1,895)	(6,535)	(5,990)	49,599
Total assets	9,229	15,527	36,662	46,869	107,679
Deferred revenue	646	901	1,213	2,379	1,919
Total debt	410	700	12,340	18,232	9,405
Stockholders’ equity	2,878	3,458	6,153	6,965	74,500

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and related notes thereto.

Overview

We are a leading online retailer and direct marketer, based on annual sales volume, of health and wellness products such as vitamins, dietary supplements, minerals, herbs, anti-oxidants, organic body and personal care products and sports nutrition and health foods. We offer our customers a selection of over 30,000 SKUs from over 1,600 third-party brands, such as New Chapter, Atkins, Nature’s Way, Twinlab, Burt’s Bees and Kashi and our own proprietary brands, Nutraceutical Sciences Institute (NSI), Cosmeceutical Sciences Institute (CSI), Best of All, Smart Basics and Walker Diet. We sell these products directly to consumers through our website, www.vitacost.com, as well as through our catalogs. Our website and catalogs allow customers to easily browse and purchase products at prices, on average, 30% to 60% lower than manufacturers’ suggested retail prices. We strive to offer our customers the broadest product selection supported by current scientific and medical research at the best value, while providing superior customer service and timely and accurate delivery.

Our success is driven primarily by our ability to attract new customers and grow our product offerings. Our customers are typically individuals seeking value in their purchases of health and wellness products. Our active customer base, which we define as customers who have purchased from us within the last 12 months, has steadily increased from approximately 270,000 at the end of 2005 to approximately 1.1 million as of December 31, 2009. For 2009, our per-customer acquisition cost, determined by dividing our acquisition-related marketing costs by the number of gross new customers, was $10.74. On average, our customers make purchases from us two to three times a year, and over the last twelve quarters, our average order value has ranged between $72 and $76. Our 2008 customer surveys reveal that over 95% of respondents are likely to reorder, citing as key factors our product selection, quality, competitive prices, speed, and accuracy of shipment. During 2009, approximately 80% of our orders were placed by repeat customers.

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

Stock-based Compensation Expense in Connection With IPO Executive Stock Option Grants

On June 30, 2009, we amended the employment agreements of certain of our named executive officers, including our Chief Executive Officer and Chief Financial and Accounting Officer. See “Executive Compensation — Employment Agreements.” Pursuant to the amendments, upon completion of our initial public offering, all stock options owned by these officers became fully vested and nonforfeitable. Additionally, we issued additional fully vested, nonforfeitable options to these officers. In connection with the full vesting of the existing stock options and issuance of the new stock options, we recorded an aggregate non-cash expense of $10.9 million in the third quarter of 2009. We could be required to recognize additional compensation or similar expenses in the future, and these expenses could lower our profits. For further discussion of the factors that affect our revenues, see “Factors Influencing Future Operating Results.”

Trends and Other Factors Affecting Our Business

The dietary supplement industry and our performance are affected by demographic trends as well as trends affecting health and lifestyle preferences and consumer spending. Changes in these trends and other factors that we may not foresee may also impact our business, including potential regulatory actions by the FDA and the FTC that may affect the viability of a given product that we offer. Our business allows us to respond to changing trends by introducing new products and adjusting our product mix and pricing. We will continue to expand our product offering and diversify our product lines.

We intend to continue our focus on meeting the demands of an increasingly aging population, as well as a rapidly growing fitness conscious public, and the effects of increasing costs of traditional healthcare.

The U.S. Census Bureau reports that the number of individuals in the 65 and over age group is expected to double in the next 25 years. Moreover, it is estimated that by 2030 the 65 or older group will comprise 20% of the population. We believe the increase in the population of this age group provides us with enhanced sales opportunities.

We believe that as the costs of healthcare continue to rise, lower-cost alternatives to prescription drugs and preventative supplementation will continue to be an attractive option for the American consumer. According to the California HealthCare Foundation, medical spending as a percentage of GDP increased from 5.2% to 16.0% between 1960 and 2006, and is projected to reach 19.5% of GDP by 2017. As more people seek to avoid costly medical issues and focus on prevention through diet, supplementation and exercise, we expect the demand in this market segment to provide us with continued opportunities. For example, lower-cost alternatives to expensive cholesterol lowering medications such as fish oil (essential fatty acids), are experiencing increasing popularity.

According to the Mintel “Health and Fitness Clubs — US — June 2009” report, 50% of U.S. adults and approximately 42% of those over the age of 55 maintain a regular fitness routine. The International Health, Racquet and Sportsclub Association found that health club memberships grew to more than 45 million memberships in 2008, up 15% from 2003. The Mintel report further stated that among those who do currently have a health club membership, 86% say they would renew if their membership were to expire today. We believe that the increase in our sales of sports supplements, which help with recovery and performance, is an indication of this growth, and that this will continue as fitness programs become an accepted lifestyle rather than a trend. When taken in context of the rising costs of healthcare, we believe the dietary supplement industry as a whole stands to benefit. A change in the trend toward healthy lifestyle living may decrease our sales which could adversely effect our business, financial condition and results of operations.

Our historical results have also been significantly influenced by our new product offerings. Since the beginning of 2004, we have added over 20,000 new proprietary and third-party products to our online store. This expanded product offering drives additional online traffic to our website and allows many of our existing customers and potential new consumers the ability to purchase all their health and wellness products with us.

To date, we have not been adversely effected by the current recession and resulting downturn in consumer confidence and discretionary spending. However, if consumer confidence or discretionary spending decreases more acutely or for longer than expected, our sales and margins may decrease which could have a material adverse effect on our business, financial condition and results of operations.

Sources of Revenue

We derive our revenue principally through the sale of product and freight billed to customers associated with the shipment of product. Our primary source of revenue is the sale of products. For 2009, product net sales accounted for approximately 93% of our total net sales, as compared to 92% for each of 2008 and 2007. Freight billed to customers for 2009 accounted for approximately 7% of our total net sales, as compared to 8% for each of 2008 and 2007.

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

Results of Operations

The following table sets forth certain consolidated statement of operations data as a percentage of net sales for the periods indicated:

	Year Ended December 31,
	2007	2008	2009
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	70.9	73.5	68.1
Gross profit	29.1	26.5	31.9
Operating expenses:
Fulfillment	6.7	5.8	4.7
Sales and marketing	10.9	9.2	7.4
General and administrative	11.2	10.4	15.2
Total operating expense	28.8	25.4	27.3
Operating income	0.3	1.1	4.6
Net income	1.8	0.0	3.1

During 2008, we transitioned the manufacturing of our proprietary capsules and tablets from third-party manufacturers to in-house manufacturing and experienced approximately $3.2 million in losses related to this transition phase. We believe that over the next 12 to 18 months the manufacturing of our proprietary capsules and tablets will add additional incremental gross profit.

Comparison of Year Ended December 31, 2009 to Year Ended December 31, 2008

Net Sales.  Net sales increased by $48.2 million, or 33.6%, to $191.8 million for fiscal year ended 2009 from $143.6 million for fiscal 2008.

A summary of net sales for the years ended December 31, 2009 and 2008 is as follows (in thousands):

	Year Ended December 31,		$ Increase	% Increase
	2009	2008
Third-party product(1)	$119,750	$87,264	$32,486	37.2%
Nutraceutical Sciences Institute and other proprietary products	58,480	45,505	12,975	28.5
Billed shipping and handling	13,577	10,833	2,744	25.3
	$191,807	$143,602	$48,205	33.6%

(1)	Third-party product includes advertising and fees earned from affiliate programs of approximately $1.6 million and $1.9 million for the years ended December 31, 2008 and 2009, respectively.

Net sales of our proprietary products increased by $13.0 million, or 28.5%, from $45.5 million in 2008 to $58.5 million in 2009, and sales of third-party products increased by $32.5 million, or 37.2%, from $87.3 million in 2008 to $119.8 million in 2009. The increase in net sales was primarily the result of the net increase in our customer base and an increase in orders of 565,000, or 28.6%, from 1.97 million in 2008 to 2.54 million in 2009 and an increase in average order value from $73 in 2008 to $75 in 2009. Our customer base increased from approximately 555,000 active customers at December 31, 2007 to approximately 1.1 million active customers at December 31, 2009.

Cost of Goods Sold.  Cost of goods sold increased by $25.1 million, or 23.8%, to $130.6 million for 2009 from $105.5 million in 2008. As a percentage of net sales, cost of goods sold decreased to 68.1% for 2009 from 73.5% for 2008. The decrease is primarily due to our transition from third-party manufacturing to in-house manufacturing of our proprietary products.

Gross Profit.  As a result of the changes discussed in net sales and cost of goods sold, gross profit increased by $23.1 million, or 60.7%, to $61.2 million in 2009 from $38.1 million in 2008 and gross profit as a percentage of net sales increased to 31.9% in 2009 from 26.5% in 2008.

Fulfillment.  Fulfillment expense increased $561,000 or 6.7%, to $9.0 million for 2009 from $8.4 million in 2008. As a percentage of net sales, fulfillment expense decreased to 4.7% for 2009 from 5.8% for 2008. This decrease in fulfillment expense as a percentage of net sales was primarily attributable to better utilization of distribution capacity.

Sales and Marketing.  Sales and marketing expense increased $1.1 million, or 8.6%, to $14.3 million in 2009 from $13.1 million in 2008. The aggregate dollar increase in sales and marketing expense is the result of third-party marketing services and online advertising that are variable and therefore increase as volume increases. As a percentage of sales, however, sales and marketing expense decreased to 7.4% for 2009 from 9.2% for 2008, due primarily to reducing less effective marketing programs.

General and Administrative.  General and administrative expenses increased $14.2 million, or 95.6%, to $29.1 million in 2009 from $14.9 million in 2008. The gross increase in general and administrative expenses in 2009 is primarily due to $10.9 million of stock-based compensation expense recorded in connection with IPO Executive Stock Option Grants as described previously. Excluding this $10.9 million of stock-based compensation expense, general and administration expenses increased $3.3 million, or 22.1% to $18.2 million for 2009 while as a percentage of sales, general and administrative expenses excluding the $10.9 million of stock based compensation decreased to 9.5% for 2009 from 10.4% for 2008, primarily due to better utilization of fixed costs.

Interest Expense.  Interest expense decreased $738,000, or 59.7%, to $498,000 for the year ended December 31, 2009, from $1.2 million for the year ended December 31, 2008. Approximately $236,000 of the change in interest expense related to the change in the fair value of interest rate swaps. Additionally, the Company utilized part of the IPO proceeds to reduce its debt to $9.4 million as of December 31, 2009 compared to $18.2 million as of December 31, 2008.

Income Tax Benefit (Expense).  Income tax expense increased by $2.4 million, or 489%, to $2.8 million for the year ended December 31, 2009, from $482,000 for the year ended December 31, 2008. The Company had increased operating income to $8.9 million for the year ended December 31, 2009, from $1.7 million for the year ended December 31, 2008.

Inventory.  Inventory increased by $6.4 million, or 29.7%, to $28.1 million as of December 31, 2009, from $21.7 million as of December 31, 2008. The increase in inventory is a result of the need to maintain more inventory on hand to meet the growth in sales, the transition of sourcing proprietary products from third-party manufacturers to in-house manufacturing, and an increase in the product assortment, resulting in an increase in the number of SKUs maintained.

Property and Equipment.  Net property and equipment increased by $2.7 million, or 13.8%, to $22 million as of December 31, 2009, from $19.3 million as of December 31, 2008. The increase is primarily related to the build-out of the manufacturing and distribution facility.

Debt.  The line of credit balance decreased by $5.9 million, or 63.3%, to $3.5 million as of December 31, 2009, from $9.4 million as of December 31, 2008. Additionally, $2.0 million of notes payable to related parties were paid in full during the year ended December 31, 2009. The decrease in debt was funded with proceeds from the IPO.

Comparison of Year Ended December 31, 2008 to Year Ended December 31, 2007

Net Sales.  Net sales increased by $44.3 million, or 44.6%, to $143.6 million for fiscal year ended 2008 from $99.3 million for fiscal 2007.

A summary of net sales for the years ended December 31, 2008 and 2007 is as follows (in thousands):

	Year Ended December 31,		$ Increase	% Increase
	2008	2007
Third-party product(1)	$87,264	$57,170	$30,094	52.6%
NSI and other proprietary product	45,505	34,658	10,847	31.3
Billed freight	10,833	7,462	3,371	45.2
	$143,602	$99,290	$44,312	44.6%

(1)	Third-party product includes advertising and fees earned from affiliate programs of approximately $840,000 and $1.6 million for the years ended December 31, 2007 and 2008, respectively.

Net sales of our proprietary products increased by $10.8 million, or 31.3%, from $34.7 million in 2007 to $45.5 million in 2008, and sales of third-party products increased by $30.1 million, or 52.6%, from $57.2 million in 2007 to $87.3 million in 2008. The increase in net sales was primarily the result of the net increase in our customer base and an increase in orders of 663,000, or 50.7%, from 1.31 million in 2007 to 1.97 million in 2008, which offset a slight decrease in average order value from $76 in 2007 to $73 in 2008. Our customer base increased from approximately 555,000 active customers at December 31, 2007 to approximately 820,000 active customers at December 31, 2008.

Cost of Goods Sold.  Cost of goods sold increased by $35.1 million, or 49.9%, to $105.5 million for 2008 from $70.4 million in 2007. As a percentage of net sales, cost of goods sold increased to 73.5% for 2008 from 70.9% for 2007. The increase is primarily due to expenses associated with our transition from third-party manufacturing to in-house manufacturing of our proprietary products.

Gross Profit.  As a result of the changes discussed in net sales and cost of goods sold, gross profit increased by $9.2 million, or 31.7%, to $38.1 million in 2008 from $28.9 million in 2007 and gross profit as a percentage of net sales decreased to 26.5% in 2008 from 29.1% in 2007.

Fulfillment.  Fulfillment expense increased $1.8 million or 26.6%, to $8.4 million for 2008 from $6.6 million in 2007. As a percentage of net sales, fulfillment expense decreased to 5.8% for 2008 from 6.7% for 2007. This decrease in fulfillment expense as a percentage of net sales was primarily attributable to better utilization of distribution capacity.

Sales and Marketing.  Sales and marketing expense increased $2.3 million, or 21.2%, to $13.1 million in 2008 from $10.8 million in 2007. The aggregate dollar increase in sales and marketing expense is the result of third-party marketing services and online advertising that are variable and therefore increase as volume increases. As a percentage of sales, however, sales and marketing expense decreased to 9.2% for 2008 from 10.9% for 2007, due primarily to reducing less effective marketing programs.

General and Administrative.  General and administrative expenses increased $3.8 million, or 33.8%, to $14.9 million in 2008 from $11.1 million in 2007. The increase in general and administrative expenses in 2008 is primarily attributable to an increase in credit card processing fees of approximately $1.0 million due to an increase in the number of transactions associated with the increase in net sales and an increase in depreciation and amortization of approximately $1.3 million primarily due to the North Carolina facility expansion and acquisition of property and equipment. As a percentage of sales, general and administrative expense decreased to 10.4% for 2008 from 11.2% for 2007, primarily due to better utilization of fixed costs.

Interest Expense.  Interest expense increased $626,000, or 103%, to $1.2 million for the year ended December 31, 2008, from $610,000 for the year ended December 31, 2007. Approximately $463,000 of the change in interest expense related to the change in the fair value of interest rate swaps the Company has entered into. Additionally, the Company obtained additional debt during the year ended December 31, 2008 to fund growth and capital acquisitions, with $18.2 million of debt as of December 31, 2008 compared to $12.3 million of debt as of December 31, 2007.

Income Tax Benefit (Expense).  Income tax expense increased by $1.8 million, or 137%, to $482,000 for the year ended December 31, 2008, from a benefit of $1.3 million for the year ended December 31, 2007. The Company had increased operating income of $1.4 million, to $1.7 million for the year ended December 31, 2008, from $300,000 for the year ended December 31, 2007. Additionally, the Company obtained a $1.8 million income tax benefit for the year ended December 31, 2007 as a result of reducing the valuation allowance for net operating loss carryforwards that were expected to be utilized to offset future taxable income.

Historical Cash Flows

Comparison of Year Ended December 31, 2009 to Year Ended December 31, 2008

Net Cash Provided by (Used in) Operating Activities.  For the year ended December 31, 2009, net cash provided by (used in) operations was $14.1 million compared to $(0.6) million for the year ended December 31, 2008. The increase in 2009 of $13.5 million was primarily attributable to an increase in net income of $5.9 million and to increases in stock based compensation, depreciation and accounts payable, which is partially offset by increases in inventory and deferred taxes.

Net Cash Used in Investing Activities.  For the year ended December 31, 2009, net cash used in investing activities was $46.5 million compared to $5.2 million for the year ended December 31, 2008. Our investing activities consist primarily of an investment in securities available for sale and the acquisition of property and equipment. Expenditures for property and equipment during 2009 and 2008 related to the acquisition of furniture, fixtures and equipment and technology system infrastructure, including software required to expand capacity and improve overall operating efficiency.

Net Cash Provided by Financing Activities.  Net cash provided by financing activities was $41.0 million and $5.9 million for the years ended December 31, 2009 and 2008, respectively. During 2009, we received approximately $47.1 million in proceeds, net of issuance costs of $6.0 million for the sale of common stock in connection with our initial public offering which was completed on September 29, 2009. During 2009, we paid $5.9 million on the line of credit and paid in full, notes payable to related parties in the amount of $2 million.

Liquidity and Capital Resources

Since our formation through 2006, we have primarily funded our operations through the sale of equity securities and cash generated from operations. During 2007 and 2008, we funded operations and investments in manufacturing and distribution facilities, as well as the related equipment, primarily through loan agreements and cash generated from operations. In 2009, the Company received net proceeds of approximately $47.1 million from its initial public offering after deducting underwriting discounts, commissions and offering expenses.

Liquidity.  The significant components of our working capital are inventory and accounts receivable, primarily from credit cards processors, reduced by accounts payable, accrued expenses and our line of credit. The working capital characteristics of our business allow us to collect cash from sales to customers within a few business days of the related sale, while we typically have extended payment terms with our suppliers. At December 31, 2009, we had $8,658,000 in cash and cash equivalents and positive working capital of $49.6 million compared with $61,326 in cash and cash equivalents and working capital deficit of approximately $6.0 million at December 31, 2008. The Company has invested its excess IPO proceeds in securities available for sale compromised of investment grade municipal debt securities having an aggregate fair market value of $35,787,227 at December 31, 2009, which approximates cost. The Company believes the securities can be converted to cash as required to meet the Company’s expansion plans.

Aggregate Notes Payable.  The future aggregate maturities of borrowings are as follows:

Year Ending December 31,
2010	$1,090,969
2011	1,064,105
2012	940,644
2013	116,265
2014	2,699,028
$5,911,011

Our future capital requirements will depend on many factors, including:

•	the rate of our revenue growth;
•	the timing and extent of expenditures to enhance our website, network infrastructure, and transaction processing systems;
•	the extent of our advertising and marketing programs;
•	the levels of the inventory we maintain; and
•	other factors relating to our business.

We may require additional financing in the future in order to execute our operating plan. We cannot predict whether future financing, if any, will be in the form of equity, debt, or a combination of both. We may not be able to obtain additional funds on a timely basis, on acceptable terms, or at all.

Aggregate Contractual Obligations.  A summary of contractual cash obligations as of December 31, 2009 is as follows:

	Payments Due By Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Operating leases	$7,342,314	$1,296,059	$2,736,143	$2,802,868	$507,244
Long-term debt and capital leases	5,946,463	1,126,421	2,004,749	2,815,293	—
Interest on long-term debt and capital leases	1,074,027	360,014	510,645	203,368	—
Line of Credit	3,458,183	3,458,183	—	—	—
Equipment purchase obligations	6,912,604	6,912,604	—	—	—
	$24,733,591	$13,153,281	$5,251,537	$5,821,529	$507,244

We have various noncancelable operating leases that expire in various years through August 2016 for the rental of office space. Rent expense totaled $1,050,021 and $1,101,560 for the years ended December 31, 2009 and 2008, respectively.

Effects of Inflation

Inflation generally affects us by increasing costs of raw materials, labor and equipment. We do not believe that inflation had any material effect on our results of operations in the periods presented in our financial statements.

Factors Influencing Future Operating Results

The following factors and events may influence our future operating results:

•	Continued Development of Manufacturing. Our manufacturing facility located in Lexington, North Carolina currently produces approximately 64% of our proprietary SKUs. We believe our current manufacturing capacity for proprietary capsule and tablet SKUs is sufficient to handle production for the next 18 to 24 months. Currently, we only have manufacturing capabilities for solid dose capsule and tablet forms. It is our intention to expand our manufacturing capabilities to include the production of powders, liquids and softgels. While we will incur capital expenditures related to the production of powders, liquids and softgels, we believe producing these products in-house will result in significant margin improvements by eliminating third-party manufacturing costs and providing additional control over product quality and production schedules. We estimate that over the next 12 – 24 months we will use approximately $8.0 million of the proceeds from the offering for capital expenditures on the continued development of our manufacturing capabilities.
•	Third Distribution Facility. To the extent we continue to grow revenue it may be necessary and cost-effective to open a third distribution facility and/or expand the footprint of one or both of the current distribution facilities. We expect our distribution facilities will allow us to meet our product requirements for the next 12 to 18 months and thereafter, we will require additional space to expand our distribution capabilities. It is anticipated that the start-up and transition costs to open a third distribution facility would be offset by the benefits of lower shipping costs and improved order fulfillment turnaround. We estimate the capital expenditure for opening a third distribution facility to be approximately $6.0 million, which we expect will be funded through either traditional commercial loan financing, cash flow from operations, proceeds from the offering or a combination thereof.
•	Research and Product Development. Our growth strategy includes the expansion and enhancement of product offerings under our proprietary brands and the addition of select third-party manufactured products. This expansion in product offerings will be based upon published scientific research in the nutraceutical and dietary marketplaces and the demands of our customers. To successfully execute our growth strategy, we expect an increase in our product research and development costs.
•	Competitive Pricing. The market for nutritional supplements is highly competitive and price sensitive. Our value proposition to our customers includes a commitment to provide consistently low prices. To execute this element of our business strategy, we have in the past lowered the offered price for selected third-party branded products. Implementing this strategy again in the future could have a negative impact on our gross margins.
•	Operation as a Public Company. Our historical results of operations reflect our operation as a private company. We anticipate that our general and administrative expenses will increase as a result of becoming a public company. This anticipated increase will result from the cost of accounting and support services related to compliance with the Sarbanes-Oxley Act of 2002, staffing of an internal audit function, filing annual and quarterly reports with the Securities and Exchange Commission, increased audit fees, investor relations, directors’ compensation, directors’ and officers’ insurance, legal fees, registrar and transfer agent fees and NASDAQ fees.
•	Healthcare Reform Legislation. Although pending healthcare reform legislation as currently proposed may increase our fixed annual employee costs (see “Risk Factors — Complying with proposed healthcare reform legislation could increase our costs and have a material adverse effect on our business, financial condition or results of operations”), we believe that one of the main premises upon which any healthcare reform legislation will be based is preventative care and wellness initiatives. We believe that this premise will likely lead to more infrastructure being built in community health education and health maintenance including scientific research, preventative care doctor visits and healthcare consultations. It is possible these types of initiatives will adversely effect our results of operations as healthcare options become more available to individuals thus limiting reliance and spending on vitamins and dietary supplements. However, we believe this type of activity is more likely to result in greater awareness and education in the area of dietary supplementation and vitamin benefits, leading to increased spending on a national level. A patient who could not afford to be educated in the past concerning the benefits of supplementing his diet with vitamins and dietary supplements may have more opportunities in the form of individual consultations with health professionals, which may increase awareness of proper nutrition and disease prevention health alternatives in the form of vitamins and dietary supplements. We believe this may have a positive impact on our sales of vitamins and dietary supplements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles of the U.S. (GAAP).

The preparation of these financial statements requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. Critical accounting policies are those that are the most important portrayal of our financial condition and results of operations and require our most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. While our significant accounting policies are described in more detail in the notes to our consolidated financial statements, our most critical accounting policies, discussed below, pertain to revenue recognition, stock-based compensation, inventories, income taxes, goodwill and intangible assets. In applying such policies, we exercise our best judgment and best estimates. For a further discussion of these Critical Accounting Policies and Estimates, as well as a description of our other significant accounting policies, see “Notes to Consolidated Financial Statements — Note 1.”

Inventory.  Inventory, consisting primarily of nutritional supplements, is stated at the lower of cost or market on a first in, first out (FIFO) method. Management determines the inventory reserve by regularly reviewing and evaluating individual inventory items and movement history. Inventory is written off when deemed obsolete or unsellable. Future factors, such as changes in consumer demand and reports in the media deemed negative to certain products we market and sell, could impact management’s inventory reserve estimates.

Income Taxes.  Income taxes are computed under an asset and liability approach whereby deferred tax assets and liabilities are recognized based on the difference between the financial statement amounts and the tax basis of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date.

Stock-based Compensation.  We provide stock incentive plans which have reserved an aggregate of 7,000,000 shares of common stock of Vitacost to grant nonqualified and incentive stock options to employees, officers, directors and certain non-employees. Under the terms of the plan, options to purchase stock are granted at an exercise price that is determined by the compensation committee of our board of directors. Nonqualified options generally become exercisable on the date of the grant and expire in ten years. Incentive stock options generally become exercisable over a five-year period and the maximum term of the option may not exceed ten years. As of December 31, 2009, options granted primarily to our directors were exercisable at prices that range from $0.16 to $10.35 per share. Options granted to employees were exercisable at prices that range from $0.31 to $12.00 per share.

The fair value of each option award is estimated on the date of grant using an option valuation method that uses the assumptions noted in the following table. The closed-form valuation technique incorporates assumptions for the expected volatility of the stock price, the expected term of the option, expected dividends, forfeitures and risk-free interest rate for the expected term of the option. As a result of its limited trading history, we use expected volatilities based on the historical volatility of a sample of companies in a similar industry that reflects our size. The expected term of the option is based on historical experience and represents the time period options actually remain outstanding. The risk-free interest rate takes into account the time value of money. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at time of grant. We estimated forfeitures based on historical pre-vesting forfeitures and shall revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We do not expect to pay dividends. Changes in management’s estimates of some or all of these factors may impact management’s estimates for stock-based compensation as computed under the current authoritative guidance.

The fair value of each option granted was estimated using the following assumptions:

	2009	2008	2007
Expected life – employees	8 years	4.5 – 7.5 years	5.5 – 8 years
Expected life – senior management	5 – 6 years	5 years	5.5 – 7.5 years
Volatility percentage	67% – 78%	65% – 79%	65% – 87%
Interest rate	2.40% – 3.30%	1.55% – 3.99%	5.03%
Dividends	None	None	None
Forfeiture rate – senior management	1.00%	1.00%	1.00%
Forfeiture rate – employees	4.00%	4.00%	4.00%

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (FASB) issued authoritative guidance which amends and expands the disclosure requirements for derivative instruments and hedging activities. The guidance requires additional disclosures to better convey the purpose of derivative use in terms of risks that the entity is intending to manage. The additional disclosures include the fair values of derivative instruments and their gains and losses with the intent to provide a more complete picture of the location in the financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period; credit-risk–related contingent features to provide information on the potential effect on an entity’s liquidity; and cross-referencing within the footnotes to help financial statement users locate important information about derivative instruments. We adopted the guidance as of January 1, 2009.

In April of 2009, the FASB issued authoritative guidance on amending disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. As this pronouncement is only disclosure-related, adoption did not have an impact on our financial position and results of operations.

In April 2009, the FASB issued authoritative guidance which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. The Company adopted this guidance for the quarter ending June 30, 2009. The Company has evaluated subsequent events through the date that the financial statements are issued.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Vitacost.com, Inc.

We have audited the accompanying consolidated balance sheets of Vitacost.com, Inc. (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vitacost.com, Inc. as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP
Fort Lauderdale, Florida
March 30, 2010

VITACOST.COM, INC.

CONSOLIDATED BALANCE SHEETS
December 31, 2009 and 2008

	2009	2008
ASSETS
Current Assets
Cash and cash equivalents	$8,658,157	$61,326
Securities available for sale	35,787,227	—
Accounts receivable	735,355	842,523
Other receivables	1,055,372	645,451
Related party receivables	—	215,241
Inventory, net	28,096,884	21,662,746
Prepaid expenses	1,988,538	656,975
Deferred tax asset	1,167,724	1,179,288
Total current assets	77,489,257	25,263,550
Property and equipment, net	21,961,903	19,305,832
Goodwill	2,200,000	2,200,000
Intangible assets, net	9,446	13,947
Deposits	4,656,128	85,207
Deferred tax asset	1,361,817	—
	8,227,391	2,299,154
Total assets	$107,678,551	$46,868,536
LIABILITY AND STOCKHOLDERS’ EQUITY
Current Liabilities
Line of credit	$3,458,183	$9,412,630
Current maturities of notes payable	1,090,969	983,032
Current maturities of capital lease obligations	35,452	58,343
Accounts payable	18,052,495	15,769,909
Deferred revenue	1,919,352	2,379,298
Accrued expenses	3,282,476	2,620,760
Income taxes payable	51,221	29,252
Total current liabilities	27,890,148	31,253,224
Notes payable, less current maturities	4,820,042	5,740,436
Notes payable, related party	—	2,000,000
Capital lease obligations, less current maturities	—	37,698
Deferred tax liability	—	167,368
Interest rate swap liability	468,719	704,840
Total liabilities	$33,178,909	$39,903,566
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, par value $.00001 per share; authorized 25,000,000; no shares issued and outstanding at December 31, 2009 and 2008	$—	$—
Common stock, par value $.00001 per share; authorized 100,000,000; 27,488,353 and 23,188,380 shares issued and outstanding at December 31, 2009 and 2008, respectively	275	232
Additional paid-in capital	71,932,256	11,457,241
Note receivable from exercise of options	—	(1,165,625)
Retained earnings (deficit)	2,567,111	(3,326,878)
Total stockholders’ equity	74,499,642	6,964,970
Total liabilities and stockholders’ equity	$107,678,551	$46,868,536

See Notes to Consolidated Financial Statements.

VITACOST.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
Net Sales	$191,807,029	$143,602,279	$99,290,423
Cost of goods sold	130,605,493	105,529,254	70,381,559
Gross profit	61,201,536	38,073,025	28,908,864
Operating expenses:
Fulfillment	8,953,592	8,392,639	6,628,753
Sales and marketing	14,283,715	13,146,574	10,844,658
General and administrative	29,082,595	14,871,648	11,116,533
	52,319,902	36,410,861	28,589,944
Operating income	8,881,634	1,662,164	318,920
Other income (expense):
Interest income	96,544	85,918	94,058
Interest expense	(497,934)	(1,236,330)	(609,505)
Other income (expense)	249,811	(12,717)	744,473
	(151,579)	(1,163,129)	229,026
Income before income taxes	8,730,055	499,035	547,946
Income tax (expense) benefit	(2,836,066)	(481,628)	1,278,552
Net income	$5,893,989	$17,407	$1,826,498
Basic per share information:
Net income available to common stockholders	$0.24	$0.00	$0.08
Weighted average shares outstanding	24,216,942	23,188,380	23,188,380
Diluted per share information
Net income available to common stockholders	$0.24	$0.00	$0.08
Weighted average shares outstanding	24,674,248	23,975,068	24,087,978

See Notes to Consolidated Financial Statements.

VITACOST.COM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2009, 2008 and 2007

	Common Stock		Additional Paid-In Capital	Note Receivable from Exercise of Options	Retained Earnings (Deficit)	Total
	Shares	Amount
Balance, December 31, 2006	22,086,780	$221	$8,628,686	$—	$(5,170,783)	$3,458,124
Stock options exercised	1,101,600	11	1,246,737	(1,165,625)	—	81,123
Net income	—	—	—	—	1,826,498	1,826,498
Stock-based compensation expense	—	—	786,937	—	—	786,937
Balance, December 31, 2007	23,188,380	232	10,662,360	(1,165,625)	(3,344,285)	6,152,682
Net income	—	—	—	—	17,407	17,407
Stock-based compensation expense	—	—	794,881	—	—	794,881
Balance, December 31, 2008	23,188,380	232	11,457,241	(1,165,625)	(3,326,878)	6,964,970
Stock options exercised	62,000	1	13,810	—	—	13,811
Stock repurchased and retired	(360,000)	(4)	(499,996)	—	—	(500,000)
Repayment of note receivable	—	—	—	1,165,625	—	1,165,625
Stock issued in initial public offering net of offering costs of $6.0 million(1)	4,597,973	46	47,093,308	—	—	47,093,354
Net income	—	—	—	—	5,893,989	5,893,989
Stock-based compensation expense	—	—	11,831,331	—	—	11,831,331
Income tax benefit from stock options exercised	—	—	2,036,562	—	—	2,036,562
Balance, December 31, 2009	27,488,353	$275	$71,932,256	$—	$2,567,111	$74,499,642

(1)	Includes 169,528 shares related to the exercise of options in connection with the initial public offering.

See Notes to Consolidated Financial Statements.

VITACOST.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
Cash Flows From Operating Activities
Net income	$5,893,989	$17,407	$1,826,498
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	3,645,616	2,839,089	1,492,554
Amortization	4,500	25,244	25,244
Change in fair value of interest rate swap	(236,121)	463,138	241,702
Stock-based compensation expense	11,831,330	794,881	786,937
Deferred taxes	(1,517,621)	418,286	(1,326,962)
Provision for inventory reserve	25,249	149,615	53,939
(Gain) loss on disposition of property and equipment and other assets	89,767	(56,937)	(766,253)
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	107,168	(261,414)	(200,082)
Other receivables	(409,921)	(34,958)	(331,369)
Inventory	(6,459,387)	(7,102,566)	(5,900,227)
Prepaid expenses	(1,331,563)	(324,343)	(156,849)
Increase (decrease) in:
Accounts payable	2,282,586	1,295,341	4,430,341
Deferred revenue	(459,946)	1,165,799	312,897
Accrued expenses	661,716	(24,114)	1,566,107
Income taxes payable	21,969	1,849	25,276
Net cash provided by (used in) operating activities	14,149,331	(633,683)	2,079,753
Cash Flows From Investing Activities
Proceeds from disposition of property, equipment and intangible assets	1,032,429	118,920	2,070,632
Advance to related party	—	(215,241)	—
Investment in securities available for sale	(35,787,227)	—	—
Proceeds from repayment of related party advance	215,241	—	—
Payments for the purchase of property and equipment	(7,423,883)	(5,153,841)	(15,736,395)
(Increase) decrease in deposits	(4,570,921)	52,452	(52,639)
Net cash used in investing activities	(46,534,361)	(5,197,710)	(13,718,402)
Cash Flows From Financing Activities
Borrowings on note payable	—	—	7,799,079
Principal payments on note payable	(812,457)	(975,244)	(800,322)
Borrowings on related party note payable	—	2,575,000	—
Repayments on related party note payable	(2,000,000)	(575,000)	—
Net (repayments) borrowings on line of credit	(5,954,447)	4,933,153	4,479,477
Repayments on capital lease obligation	(60,589)	(65,865)	(21,409)
Repayment of note receivable from exercise of stock options	1,165,625	—	—
Proceeds from the exercise of stock options	13,811	—	81,123
Tax benefit from stock based compensation	2,036,564	—	—
Net proceeds from initial public offering	47,093,354	—	—
Payments for redemption of common stock	(500,000)	—	—
Net cash provided by financing activities	40,981,861	5,892,044	11,537,948
Net increase (decrease)	8,596,831	60,651	(100,701)
Cash and cash equivalents:
Beginning	61,326	675	101,376
Ending	$8,658,157	$61,326	$675
Supplemental Disclosures of Cash Flow Information Cash payments for:
Interest	$734,055	$773,192	$367,802
Income taxes	$1,229,000	$120,000	$30,159
Supplemental Schedule of Noncash Investing and Financing Activities
Property and equipment purchased through a capital lease	$—	$—	$183,316
Property and equipment purchased through accounts payable	$—	$433,105	$—
Property and equipment purchased through notes payable	$—	$—	$7,799,079
Note receivable for exercise of options	$—	$—	$1,165,625

See Notes to Consolidated Financial Statements.

VITACOST.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Policies

Nature of Business:  Vitacost.com, Inc. (“Vitacost” or the “Company”) is involved in the distribution of nutritional supplements as an internet-based retailer. Vitacost was incorporated in 1994 and entered the internet-based retailing area in 1999. Vitacost sells a proprietary and internally developed line of nutraceuticals as well as a selection of other manufacturers’ brand-name vitamin products. The Company distributes products from two primary locations in North Carolina and Nevada.

Initial Public Offering:  On September 23, 2009, the Company’s initial public offering of common stock, in which 11.0 million shares of common stock were sold to the public at an offering price of $12.00 per share, was effective and closed on September 29, 2009. The offering included approximately 4.4 million shares sold by the Company and approximately 6.6 million shares sold by the selling stockholders. The net proceeds to the Company from this offering were approximately $47.1 million, after deducting underwriting discounts, commissions and offering expenses.

A summary of Vitacost.com, Inc. significant accounting policies follows:

Earnings per Share:  The Company computes earnings per share by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by giving effect to all potentially dilutive common shares, including stock options. The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding for years ended December 31, 2009, 2008 and 2007:

	Years Ended December 31,
	2009	2008	2007
Weighted-average shares outstanding – basic	24,216,942	23,188,380	23,188,380
Stock options	457,306	786,688	899,598
Weighted-average shares outstanding – diluted	24,674,248	23,975,068	24,087,978

For all periods we reported income, common stock equivalents related to employee stock-based compensation are not included in the computation of diluted earnings per share to the extent that their exercise price exceeded market value. Securities that could potentially dilute earnings per share in the future, but which were not included in the calculation of diluted earnings per share because to do so would have been antidilutive for the periods presented, are as follows:

	Years Ended December 31,
	2009	2008	2007
Antidilutive common stock equivalents excluded from diluted earnings per share	431,000	698,469	503,724

Principals of Consolidation:  The consolidated financial statements include the accounts of Vitacost and any wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Accounting Estimates:  The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates inherent in the preparation of the accompanying consolidated financial statements include management’s forecast of future cash flows used as a basis to assess recoverability of long-lived assets, including intangible assets and goodwill, the reserve for inventory obsolescence and assumptions used in valuation of the Company’s stock.

VITACOST.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Policies  – (continued)

Cash and Cash Equivalents:  The Company considers all highly-liquid investments purchased with original maturities of three months or less at the date of purchase to be cash equivalents. The Company maintains its cash and cash equivalents in various bank deposit accounts which, at times, may exceed the federally-insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on such accounts.

Securities Available for Sale:  Available-for-sale securities consist of investment grade municipal debt securities not classified as trading or held-to-maturity. Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders’ equity. The aggregate fair value of securities available for sale as of December 31, 2009 is $35,787,227, which approximates cost. The fair value of available-for-sale securities by contractual maturity as of December 31, 2009, is as follows:

2009
Due within one year	$5,329,785
Due after one year through three years	2,370,823
Due after three years	28,086,619
$35,787,227

The Company evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. The Company employs a systematic methodology that considers available evidence in evaluating potential impairment of its investments. In the event that the cost of an investment exceeds its fair value, the Company evaluates, among other factors, the magnitude and duration of the decline in fair value; the expected cash flows of the securities; the financial health of and business outlook for the issuer; the performance of the underlying assets for interests in securitized assets; and the Company’s intent and ability to hold the investment. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded in investment income and a new cost basis in the investment is established.

Accounts Receivable:  Accounts receivable consist of amounts in transit from banks for customer credit card, debit card and electronic benefit transfer transactions that are generally processed by the banks within seven days of authorization. Based on the Company’s historical collection experience and a review of the current status of accounts receivable, no allowance for doubtful accounts has been recorded as of December 31, 2009 and 2008.

Other Receivables:  Other receivables primarily consist of amounts due from vendors under marketing cooperative arrangements. Amounts recorded relative to these arrangements are classified as a reduction of advertising expense, included in sales and marketing expenses. Pursuant to these agreements, for the years ended December 31, 2009, 2008, and 2007 advertising expense was reduced by approximately $1,424,000, $888, 000, and $613, 000, respectively.

Inventory:  Inventory, consisting primarily of nutritional supplements, is stated at the lower of cost or market on a first in, first out (“FIFO”) method. Management determines the inventory reserve by regularly reviewing and evaluating individual inventory items and movement history. Inventory is written off when deemed obsolete or unsellable. Based on its experiences, the Company recorded a reserve of approximately $352,000 and $327,000 at December 31, 2009 and 2008, respectively.

VITACOST.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Policies  – (continued)

Property and Equipment:  Property and equipment is stated at cost. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the assets or the lease term. Depreciation is computed using the straight-line method over the following estimated useful lives:

Years
Furniture, fixtures and equipment	3 – 7
Computers	3 – 5
Software	3 – 5
Leasehold improvements	6 – 39
Buildings and building improvements	39

Upon retirement or sale, the cost and accumulated depreciation are eliminated from the accounts and the gain or loss, if any, is included in the consolidated statements of operations.

Goodwill:  The Company reviews goodwill for impairment annually or, when events or circumstances dictate, more frequently. The Company completed the annual goodwill impairment test and no impairment exists as of December 31, 2009.

Intangible Assets:  Intangible assets primarily consist of customer lists and internet domain names acquired as a result of business combinations and are being amortized over their estimated useful lives of five to ten years, using the straight-line method.

Long-Lived Assets:  Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates potential impairment by comparing the carrying amount of the asset with the estimated undiscounted future cash flows associated with the use of the asset and its eventual disposition. Should the review indicate that the asset is not recoverable; the Company’s carrying value of the asset would be reduced to its estimated fair value, which is measured by future discounted cash flows.

Revenue Recognition and Shipping and Handling:  Revenue from the sale of vitamins, nutritional supplements and other related products is recognized when all the following criteria are met: a customer executes an order, the sales price and the shipping and handling fee have been determined, credit card authorization has occurred and collection is reasonably assured and the product has been received by the customer. The Company’s internet sales are made to customers permitting certain limited rights of return for a 30-day period. It has been the Company’s experience that such returns have been insignificant. Based on its experience, the Company recorded a reserve of $103,000 and $85,000 at December 31, 2009 and 2008, respectively.

The Company enters agreements whereby third parties are able to advertise through the Company’s website. The Company is paid and recognizes revenue based upon the contractual agreement, generally upon consummation of a sale by the third party advertiser. Revenue related to these agreements was approximately $1.9 million, $1.5 million, and $840,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Shipping and handling billed to customers is classified as revenue and totaled approximately $13,576,000, $10,883,000, and $7,462,000 for the years ended December 31, 2009, 2008, and 2007, respectively. Shipping and handling costs are expensed as incurred and recorded as a component of cost of goods sold. Shipping and handling expense totaled approximately $16,654,000, $14,751,000, and $10,204,000 for the years ended December 31, 2009, 2008, and 2007, respectively.

Deferred Revenue:  Deferred revenue represents orders that have been shipped but not yet received by the customer.

VITACOST.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Policies  – (continued)

Operating Expenses:  The Company’s operating expenses are grouped into three categories: fulfillment, sales and marketing and general and administrative. The following is a brief synopsis of each category:

Fulfillment Expenses:  Fulfillment expenses include the costs of warehouse supplies, equipment, maintenance, employees and rent.

Sales and Marketing Expenses:  Sales and marketing expenses include advertising and promotional expenditures, website referral expenditures including third-party content license fees, traditional media advertising, catalogue expenses and payroll-related expenses for personnel engaged in marketing, sales and website development and maintenance. The Company expenses advertising costs as incurred. Total advertising expense amounted to approximately $7,398, 000 , $7,355,000, and $7,805,000 for the years ended December 31, 2009, 2008, and 2007, respectively.

General and Administrative Expenses:  General and administrative expenses consist of management and executive compensation, customer service compensation, credit card fees, professional services and general corporate expenses, such as depreciation, amortization, telephone expenses, office supplies, and repairs and maintenance on office equipment.

Stock-Based Compensation:  The Company provides a stock incentive plan which has reserved 7,000,000 shares of common stock of Vitacost to grant nonqualified and incentive stock options to employees, officers, directors and certain nonemployees. Under the terms of the plan, options to purchase stock are granted at an exercise price that is determined by the Compensation Committee of the Company’s Board of Directors. Nonqualified options generally become exercisable on the date of the grant and expire in ten years. Incentive stock options generally become exercisable over a five-year period and the maximum term of the option may not exceed ten years. Compensation cost related to stock options recognized in earnings in 2009, 2008, and 2007 was approximately $11,831,000, $795,000, and $787,000 on a pretax basis, respectively.

The Company recognizes compensation expense for stock awards based on fair value and related tax effects as they vest. The fair value of each option award is estimated on the date of grant using an option valuation method that uses the assumptions noted in the following table. The closed-form valuation technique incorporates assumptions for the expected volatility of the stock price, the expected term of the option, expected dividends, forfeitures and risk-free interest rate for the expected term of the option. As a result of its limited trading history, the Company uses expected volatilities based on the historical volatility of a sample of companies in a similar industry that reflects the size of the Company. The expected term of the option is based on historical experience and represents the time period options actually remain outstanding. The risk-free interest rate takes into account the time-value of money. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at time of grant. The Company estimates forfeitures based on historical pre-vesting forfeitures and revises those estimates in subsequent periods if actual forfeitures differ from those estimates.

The fair value of each option granted was estimated using the following assumptions:

	2009	2008	2007
Expected life – employees	8 years	4.5 – 7.5 years	5.5 – 8 years
Expected life – senior management	5 – 6 years	5 years	5.5 – 7.5 years
Volatility percentage	67% – 78%	65% – 79%	65% – 87%
Interest rate	2.40% – 3.30%	1.55% – 3.99%	5.03%
Dividends	None	None	None
Forfeiture rate – senior management	1.00%	1.00%	1.00%
Forfeiture rate – employees	4.00%	4.00%	4.00%

VITACOST.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Policies  – (continued)

Segment Reporting:  The Company offers third-party products as well as proprietary products in a variety of categories to their customers. The products represent one operating segment as, other than revenue, no discrete financial information is available or utilized by the Company. Net sales are derived from the following products:

	2009	2008	2007
Third-party product	$123,736,751	$87,263,675	$57,170,429
Nutraceutical Sciences Institute and other proprietary products	54,493,909	45,505,551	34,658,213
Billed shipping and handling	13,576,369	10,833,053	7,461,781
	$191,807,029	$143,602,279	$99,290,423

Derivative Financial Instruments:  The Company’s risk management policy is to use derivative financial instruments, as appropriate, to manage the interest expense related to the debt with variable interest rates. These instruments are not designated as hedges for financial reporting purposes; accordingly, gains and losses related to fair value are reflected in the statement of operations at each reporting date. During 2007, the Company entered into two interest rate swap agreements with initial notional amounts of $3,360,000 and $1,849,263, respectively. These swaps require the Company to pay a fixed rate of 6.81% and 6.85%, respectively, and receive a floating interest payment based on LIBOR plus 1.4% and 1.75%, respectively. The outstanding notional amount on these swap agreements at December 31, 2009 was $3,122,083 and $1,047,916 respectively. During 2008, the Company entered into another interest rate swap agreement with an initial notional amount of $2,573,884, which requires the Company to pay a fixed rate of 6.03%, and receive a floating interest payment based on LIBOR plus 2.5%. The outstanding notional amount on this swap at December 31, 2009 was $1,570,506. As of December 31, 2009 and 2008, these interest rate swaps had a fair value of ($468,719) and ($704,840), respectively and are recognized as a liability on the consolidated balance sheets. Changes in fair value are included in interest expense in the accompanying statements of operations.

Fair Value of Financial Instruments:  In September 2006, the Financial Accounting Standards Board (FASB) issued authoritative guidance which defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. The Company adopted the guidance at the beginning of fiscal year 2008. The guidance applies to all assets and liabilities that are being measured and reported on a fair value basis. It requires new disclosure that establishes a framework for measuring fair value in GAAP and expands disclosure about fair value measurements. This statement enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The statement requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

Level 1:  Quoted market prices in active markets for identical assets or liabilities.

Level 2:  Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3:  Unobservable inputs that are not corroborated by market data.

In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are subject to the guidance.

The Company’s investment in securities available for sale are valued based on observable market based inputs that are corroborated by market data and are therefore considered a level 2 item.

The Company’s interest rate swaps are pay-fixed, receive-variable interest rate swaps based on LIBOR swap rate. The LIBOR swap rate is observable at commonly quoted intervals for the full term of the swaps

VITACOST.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Policies  – (continued)

and therefore is considered a level 2 item. For the year ended December 31, 2009, the application of valuation techniques applied to similar assets and liabilities has been consistent.

The carrying amounts of other financial instruments, including cash, cash equivalents, accounts receivable, other receivables, accounts payable and short-term borrowings approximate fair value due to the short maturity of these instruments. The carrying amount of long-term debt approximates fair value because the interest rates fluctuate with market interest rates or the fixed rates are based on current rates offered to the Company for debt with similar terms and maturities.

Income Taxes:  Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

On January 1, 2007, the Company adopted authoritative guidance that clarified the accounting for uncertainty in an enterprise’s financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance requires management to evaluate its open tax positions that exist on the date of initial adoption in each jurisdiction.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.

Recent Accounting Pronouncements:  In April 2009, the FASB issued authoritative guidance which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. The Company adopted this guidance for the quarter ending June 30, 2009.

Reclassifications:  Certain reclassifications have been made to the December 31, 2009 consolidated financial statements in order to conform to the December 31, 2008 presentation, with no effect on net income or stockholders’ equity.

Note 2. Inventory

Inventory consists of the following as of December 31, 2009 and 2008:

	2009	2008
Raw materials	$4,734,772	$4,032,270
Work in process	3,687,426	711,639
Finished goods	20,026,443	17,245,345
	28,448,641	21,989,254
Less: Inventory reserve	351,757	326,508
	$28,096,884	$21,662,746

VITACOST.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Property and Equipment

Property and equipment consists of the following as of December 31, 2009 and 2008:

	2009	2008
Buildings and building improvements	$7,904,870	$7,822,974
Furniture, fixtures and equipment	12,912,917	11,808,971
Computers	3,644,992	2,534,694
Software	4,800,157	1,831,346
Leasehold improvements	1,117,712	813,481
Land	460,000	460,000
	30,840,648	25,271,466
Less accumulated depreciation	9,374,019	5,965,634
	21,466,629	19,305,832
Construction-in-progress	495,274	—
	$21,961,903	$19,305,832

Note 4. Intangible Assets

Intangible assets consist of the following as of December 31, 2009 and 2008:

	2009	2008
Customer lists	$580,000	$580,000
Internet domain names	66,750	66,750
	646,750	646,750
Less accumulated amortization	637,304	632,803
	$9,446	$13,947

The future estimated aggregate amortization expense on intangible assets as of December 31, 2009 is as follows:

Year Ending December 31,	Amount
2010	$4,850
2011	4,596
$9,446

Note 5. Accrued Expenses

Accrued expenses consist of the following at December 31, 2009 and 2008:

	2009	2008
Accrued advertising	$509,108	$312,283
Salaries, wages and benefits	1,002,646	731,539
Professional services	121,511	217,144
Deferred rent	536,000	553,088
Lease liability	264,122	236,167
Other	849,089	570,539
	$3,282,476	$2,620,760

VITACOST.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Notes Payable

In February 2007 and in connection with the purchase of a new distribution center in North Carolina, the Company entered into a promissory note agreement in the amount of $3,360,000. The promissory note is to be repaid in monthly payments of principal and interest at a rate equal to one-month LIBOR plus 1.4% (1.63% and 1.84% as of December 31, 2009 and 2008, respectively) with final payment of $2,688,166 due on February 14, 2014. The loan is collateralized by the property purchased with a depreciated cost of $3,806,547 as of December 31, 2009. The note contains certain restrictive covenants, which require minimum financial ratios, including funded debt to EBITDA and a fixed coverage ratio. As of December 31, 2009, the Company was in compliance with these covenants. Borrowings outstanding as of December 31, 2009 and 2008 were $3,121,903 and 3,211,693, respectively.

On April 23, 2007, the Company entered into a promissory note in the amount of $1,535,467 with a bank to finance the purchase of machinery and equipment. The note bears interest at one-month LIBOR plus 1.75% (1.98% and 2.19% as of December 31, 2009 and 2008, respectively) and is payable in 60 monthly principal and interest payments. The note contains certain restrictive covenants, which require minimum financial ratios, including funded debt to EBITDA and a fixed coverage ratio. The note is collateralized by the equipment that was purchased with a depreciated cost of $1,116,412 as of December 31, 2009. On October 11, 2007, the note was amended to increase borrowings by $313,796, totaling $1,849,263. Borrowings outstanding as of December 31, 2009 and 2008 were $1,047,916 and $1,417,768, respectively.

On November 13, 2007, the Company entered into a promissory note in the amount of $2,521,797 with a bank to finance the purchase of machinery and equipment. The note bears interest at 1-month LIBOR plus 2.5% (2.73% and 2.94% as of December 31, 2009 and 2008, respectively) and is payable in 60 monthly principal and interest payments. The note was amended on December 19, 2007 to increase the balance to $2,617,509. The note is collateralized by equipment purchased with a depreciated cost of $1,869,039 as of December 31, 2009. Borrowings outstanding on the note as of December 31, 2009 and 2008 were $1,570,506 and $2,094,007, respectively.

Long term debt consists of the following as of December 31, 2009 and 2008:

	2009	2008
Note payable to a bank, payable in monthly installments of principal and interest at 1-month LIBOR plus 1.4% (1.63% as of December 31, 2009), collateralized by land and building	$3,121,903	$3,211,693
Note payable to a bank, bearing interest at 1-month LIBOR plus 1.75%, (1.98% as of December 31, 2009), payable in monthly installments of principal and interest through March 2012, collateralized by equipment	1,047,916	1,417,768
Note payable to a bank, payable in monthly installments of principal and interest at 1-month LIBOR plus 2.5% (2.73% as of December 31, 2009), collateralized by equipment	1,570,506	2,094,007
Note payable to a financial institution, payable in monthly installments of principal and interest through July 2011 at a fixed rate of 6.98%, unsecured	170,686	—
	5,911,011	6,723,468
Less current maturities	1,090,969	983,032
	$4,820,042	$5,740,436

VITACOST.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Notes Payable  – (continued)

Aggregate future maturities required on long-term debt as of December 31, 2009 are as follows:

Year Ending December 31,
2010	$1,090,969
2011	1,064,105
2012	940,644
2013	116,265
2014	2,699,028
$5,911,011

Line of Credit:  On August 3, 2007, the Company entered into a loan and security agreement with a financial institution with maximum borrowings equal to the lesser of $8,000,000 or the borrowing base amount which is based on a percentage of eligible inventories as outlined in the agreement. Borrowings made on the loan were used to repay term loans with a different financial institution. The initial term of the agreement will be through August 2010 with the option to renew year to year unless terminated by either party. The agreement also provides for letters of credit up to $1,000,000. Borrowings bear interest at a rate equal to 1-month LIBOR plus 2.75%. The weighted average interest rate on the line of credit was 2.98% and 3.19% as of December 31, 2009 and 2008, respectively. The line of credit is collateralized by all personal property of the Company excluding equipment. Under the agreement, the Company must maintain certain ratios. Borrowings outstanding as of December 31, 2009 and 2008 were $3,458,183 and $9,412,630, respectively, which includes $753,183 and $3,928,932, respectively of checks issued which have not cleared the bank. Amounts available on the line of credit as of December 31, 2009 were $4,541,817.

Note 7. Stock Option Plan

A summary of our stock option activity for common stock for the years ended December 31, 2009, 2008 and 2007 is as follows:

	2009		2008		2007
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Nonqualified options:
Outstanding at beginning of year	916,400	$1.95	925,200	$2.00	1,934,800	$1.20
Granted	503,200	11.63	63,200	7.50	92,000	7.50
Exercised	(60,400)	0.25	—	—	(1,101,600)	1.13
Forfeited	(8,000)	7.50	(72,000)	7.50	—	—
Outstanding at end of year	1,351,200	$5.59	916,400	$1.95	925,200	$2.00
Exercisable at period end	1,351,200	$5.59	916,400	$1.95	905,200	$1.89

	2009		2008		2007
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Incentive options:
Outstanding at beginning of year	1,806,000	$5.14	2,060,000	$5.40	1,260,000	$4.03
Granted	16,000	10.31	728,000	7.50	844,000	7.50
Exercised	(171,128)	2.66	—	—	—	—
Cancelled	(154,192)	3.49	—	—	—	—
Forfeited	(102,000)	4.56	(982,000)	7.11	(44,000)	6.65
Outstanding at end of year	1,394,680	$5.74	1,806,000	$5.14	2,060,000	$5.40
Exercisable at period end	891,488	$5.60	1,095,800	$4.98	1,380,980	$5.78

VITACOST.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Stock Option Plan  – (continued)

The weighted average grant date fair value for non-qualified options was $.83 and $2.69 and for incentive options was $1.11 and $0.61 for the years ended December 31, 2008 and 2007, respectively.

Further summary of the options outstanding as of December 31, 2009 is as follows:

	Nonqualified Options			Incentive Options
	Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (Years)	Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (Years)
Outstanding at beginning of year	916,400	$0.41	5.15	1,806,000	$1.21	7.66
Granted	503,200	6.88	9.84	16,000	7.85	9.59
Exercised	(60,400)	0.25	2.54	(171,128)	2.66	4.41
Cancelled	—	—	—	(154,192)	0.66	5.10
Forfeited	(8,000)	2.40	7.30	(102,000)	2.91	7.07
Outstanding at end of year	1,351,200	2.84	6.27	1,394,680	1.50	7.06
Exercisable at period end	1,351,200	2.84	6.27	891,488	1.22	6.83

On June 30, 2009 the Company amended the employment agreements of certain of its named executive officers including its Chief Executive Officer and Chief Financial Officer. Pursuant to the amendments, upon completion of an effective registration statement, all stock options currently owned by these officers would be fully vested and nonforfeitable and 430,000 additional fully vested nonforfeitable options would be issued to these officers. Based upon the completion of its initial public offering on September 23, 2009, the Company has accounted for the changes in the terms of the existing options as a modification under stock based compensation accounting and has recorded additional compensation expense of $7,976,304 for year ended December 31, 2009. In connection with the grant of the 430,000 additional options, the Company recorded $2,920,560 of stock compensation expense.

During 2008, the Company canceled certain awards and concurrently issued replacement awards. The awards were accounted for as a modification of the original award. The Company recorded approximately $449,000 of incremental compensation cost in connection with the modification, which represents the excess fair value of the replacement award over the fair value of the canceled award at the date of modification.

In connection with the exercise of stock options in 2007, one stockholder purchased the options through a Board approved loan with the Company in the amount of $1,165,625. The loan including accrued interest was repaid in September 2009.

As of December 31, 2009, 2008, and 2007, there was approximately $1,026,000, $1,196,000, and $1,100,000 of total unrecognized compensation cost, net of estimated forfeitures related to stock options granted under the Company’s stock incentive plan, which is expected to be recognized over a weighted average period of 1.41 years.

Note 8. Stockholders’ Equity

On August 21, 2009, the Board of Directors approved a 4-for-5 reverse stock split of the Company’s common stock which was effected on September 17, 2009. All shares and per share information referenced throughout the consolidated financial statements have been retroactively adjusted to reflect this reverse stock split.

VITACOST.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Leases

The Company leases software and equipment with a cost basis of $183,315 and accumulated depreciation of $136,157 as of December 31, 2009, under two capital lease agreements through November 2010. Depreciation and amortization on leased assets is included with depreciation expense on owned assets. Certain office space is leased under noncancelable operating leases expiring in various years through August 2016. Future minimum lease payments, by year, and in the aggregate, under the capital leases and non-cancellable operating leases are due as follows as of December 31, 2009:

Year Ending December 31,	Capital Leases	Operating Leases
2010	$36,356	$1,296,059
2011	—	1,347,854
2012	—	1,388,289
2013	—	1,429,938
2014	—	1,372,930
Thereafter	—	507,244
Total minimum lease payments	36,356	$7,342,314
Amount representing interest	904
Present value of net minimum lease payments	$35,452
Current portion	$35,452

The total rental expense included in the statements of operations for the years ended December 31, 2009, 2008, and 2007 is $1,050,021, $1,101,560, and $655,027, respectively.

Note 10. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. Pursuant to applicable statutes of limitation, returns open for adjustment by the IRS are the consolidated federal income tax returns for tax years ended December 31, 2006, December 31, 2007, and December 31, 2008. However, material amounts of net operating loss (“NOL”) carryforwards exist at the consolidated level, originating from the 1997 – 2000 and 2002 – 2005 tax years. Although the tax returns from the years of NOL origination prior to 2004 are not currently within the statute of limitations of the IRS, their future use will open the returns to audit exposure, specifically verification of the returns generating said NOL’s. As such, the Company’s open years for consolidated federal returns are the tax years ended December 31, 1997 through December 31, 2008. This same range also represents the vast majority of open years for state returns.

A number of years may elapse before an uncertain tax position is audited and finally resolved. Settlement of any particular position would usually require the use of cash. The resolution of a matter would be recognized as an adjustment to the provision for income taxes and the effective tax rate in the period of resolution. The Company has determined that there are no material uncertain tax position an accordingly no associated interest and penalties are required to be accrued at December 31, 2009 and 2008, respectively.

Reconciliation of the federal statutory income tax rate to the Company’s effective tax rate is as follows:

	2009	2008	2007
Taxes computed at federal tax rate	$2,968,219	$169,672	$191,892
State income taxes, net of federal income tax benefit	53,372	14,971	22,393
Non-taxable income	(17,000)	—	—
Meals and entertainment	6,630	7,528	8,139
Incentive stock options	51,682	276,594	213,115
Other tax assets	(226,837)	12,863	110,546
Change in valuation allowance	—	—	(1,824,637)
Income tax expense (benefit)	$2,836,066	$481,628	$(1,278,552)

VITACOST.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Income Taxes  – (continued)

The provision for income taxes charged to operations for the years ended December 31, 2009, 2008 and 2007, consists of the following:

	2009	2008	2007
Current tax expense	$1,318,445	$63,342	$31,736
Deferred tax expense (benefit)	1,517,621	418,286	(1,310,288)
	$2,836,066	$481,628	$(1,278,552)

The tax effects of temporary differences that give rise to significant components of deferred tax assets at December 31, 2009 and 2008 are presented below:

	2009	2008
Deferred tax assets:
Net operating loss carryforward	$31,942	$1,017,014
Inventory	269,467	220,226
Accrued compensation	173,756	100,541
Stock-based compensation	4,176,717	87,556
Interest rate swap	169,128	254,327
Deferred revenue	692,559	858,521
	5,513,569	2,538,185
Deferred tax liability:
Depreciation and amortization	(2,984,028)	(1,526,265)
	$2,529,541	$1,011,920
The deferred tax amounts mentioned above have been classified on the accompanying consolidated balance sheets as of December 31, 2009 and 2008 as follows:
Current assets	$1,167,724	$1,179,288
Noncurrent assets	1,361,817	—
Noncurrent liabilities	—	(167,368)
	$2,529,541	$1,011,920

As of December 31, 2008, the Company had unused federal net operating loss carryforwards of approximately $2.5 million, which were utilized during the year ended December 31, 2009. As of December 31, 2009, the Company had a Florida net operating loss carryforward of approximately $831, 000. The net operating loss carryforward, if not utilized, expires beginning December 2023.

For year ended December 31, 2009, incident to the initial public offering, employees exercised incentive stock options and sold the stock in a disqualifying disposition. A portion of the tax benefit associated with the sale of the stock has been recognized as an income tax benefit. Generally, incentive stock options provide employees with significant tax benefits by allowing the employee to exercise stock options without being taxed on the intrinsic value on the exercise date provided the employee owns the stock for specified periods of time. Since the employer will not receive a tax benefit upon the exercise of incentive stock options, unless there is a disqualifying disposition, the compensation expense associated with incentive stock options is treated as a permanent difference between book and tax accounting and consequently affects the effective tax rate of the Company. For the year ended December 31, 2009, the disqualifying disposition of the incentive stock options resulted in a related tax benefit of $764,074 which has been recorded as a reduction in income taxes payable and an increase in additional paid-in capital in the accompanying consolidated balance sheet.

VITACOST.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Income Taxes  – (continued)

In addition to the tax benefit related to the disqualifying dispositions, for the year ended December 31, 2009, the Company recognized a $3,776,816 deferred tax benefit related to stock compensation expense of $10,896,864 recognized in connection with its initial public offering (see Note 7).

Due to the Company having significant net operating loss carryforwards, the tax benefit associated with previous exercises of non-qualified stock options was not recorded as it did not reduce taxes payable. For the nine months ended September 30, 2009, the Company has net income taxes payable due to the utilization of its net operating losses; accordingly, the tax benefit related to the previous and current exercise of non-qualified options has been recorded as a reduction in income taxes payable and an increase in additional paid-in capital in the accompanying consolidated balance sheet in the amount of $1,272,488.

Note 11. Related Party Transactions

On January 29, 2007, the Company’s Chief Executive Officer (“CEO”) resigned and in conjunction with this resignation, the Company entered into a Severance and Consulting Agreement (the “Agreement”). Under the Agreement, the Company has retained the former CEO as a consultant at a salary of $9,000 per month through January 30, 2010. In addition, the Company agreed to pay the former CEO a severance fee of $240,000, and continue certain benefits for a period of two years payable in monthly installments of $20,000 commencing on January 29, 2007. In July 2008, the former CEO rejoined the Company as the Chief Operations Architect; accordingly, the agreement was terminated. For the years ending December 31, 2009, 2008 and 2007, the Company paid its former CEO $0, $110,274 and $240,000, respectively, in connection with the agreement.

On January 29, 2007, the former CEO exercised his 785,000 fully vested stock options in the Company at varying exercise prices between $.125 and $2.50 for an aggregate purchase price of $1,165,625 with a loan from the Company. The loan including accrued interest was repaid in September 2009.

In April 2008, the Company received an unsecured loan of $575,000 from a Board member. The loan bore interest at 3.9% and was to be paid in full upon obtaining the note payable described below. The loan was paid in full in September 2008. Interest expense on the loan during the year ended December 31, 2008 was $1,635.

On June 17, 2008, the Company received an unsecured promissory note in the amount of $400,000 with a Board member. The note bore interest at the greater of one-month LIBOR plus 3.0% or 8.00% for the first six months and increases by 0.5% per month to a maximum interest rate of 13.0%. The loan was paid in full in June 2009. Interest expense on the loan during the years ended December 31, 2009 and 2008 was approximately $19,000 and $16,000, respectively.

On July 15, 2008, the Company received an unsecured promissory note in the amount of $1,600,000 with a Board member. The note bore interest at the greater of one-month LIBOR plus 3.0% or 8.00% for the first six months and increases by 0.5% per month to a maximum interest rate of 13.0%. The loan was paid in full in December 2009. Interest expense on the loan during the years ended December 31, 2009 and 2008 was approximately $92,000 and $53,333, respectively.

In September 2008, the Company granted an unsecured loan of $215,241 to its Chief Operations Architect. The loan was interest free and was to be repaid in full upon a successful IPO or sale of his primary residence, but in no event later than September 2011. The loan was paid in full in September 2009. Imputed interest for 2009 was not significant.

The Company paid two Board members a total of $55,240, $81,666 and $111,200 for consulting fees during the years ended December 31, 2009, 2008 and 2007, respectively, such amounts have also been included in general and administrative expenses in the statements of operations.

VITACOST.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Retirement Plan

The Company has a defined contribution plan which covers substantially all of the Company’s employees. Under the plan, the Company matches 100% of the first 3% of contributions and 50% of the next 2% of contributions. The Company’s contribution is based on a maximum of 4% of the employee’s contributions. The amount contributed to the plan by the Company amounted to $196,649, $170,018, and $150,018 for the years ended December 31, 2009, 2008, and 2007, respectively.

Note 13. Contingencies

The Company is involved in other various legal actions arising in the ordinary course of business. In the opinion of management, none of these claims will have a material, adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

Note 14. Quarterly Selected Financial Data (Unaudited)

(In Thousands, Except per Share Data)	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2009	2008	2009	2008	2009	2008	2009	2008
Net sales	$45,884	$33,216	$47,279	$35,476	$48,354	$36,744	$50,291	$38,166
Operating income	$6,087	$738	$5,829	$324	$(6,703)	$70	$3,668	$530
Net (loss) income	$3,650	$360	$3,539	$354	$(3,850)	$(144)	$2,555	$(553)
Earnings (loss) per share
Basic	$0.16	$0.02	$0.15	$0.02	$(0.17)	$(0.01)	$0.09	$(0.02)
Diluted	$0.15	$0.01	$0.15	$0.01	$(0.17)	$(0.01)	$0.09	$(0.02)

Note 15. Subsequent Events

On February 3, 2010, the Board of Directors granted approximately 290,000 options with an exercise price of $9.72.

On March 24, 2010, the Board of Directors authorized a plan designed to protect the Company’s current stockholders from a hostile takeover attempt. This plan includes the issuance of certain preferred stock purchase rights exercisable upon a person or group acquiring 15% or more of the Company’s outstanding common stock. The Company believes that the adoption of the rights plan and the distributions of the rights is not dilutive and does not affect reported earnings per share or the Company’s financial results.

The Company has evaluated subsequent events through the date that the financial statements are issued.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial and Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2009, our Chief Executive Officer and Chief Financial and Accounting Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Our directors and executive officers and their ages as of the date of this report are as follows:

Name	Age	Position
Ira P. Kerker	47	Chief Executive Officer/Director
Richard P. Smith	52	Chief Financial and Accounting Officer
Sonya L. Lambert	44	Vice President Marketing
Robert D. Hirsch	50	Vice President Information Technology and Chief Information Officer
Bobby Birender S. Brar	37	Vice President Supply Chain
Mary L. Marbach	43	General Counsel
Stewart L. Gitler	51	Chairman of the Board
David N. Ilfeld, M.D.	63	Director
Allen S. Josephs, M.D.	59	Director and Director of Research
Lawrence A. Pabst, M.D.	59	Director
Eran Ezra	39	Director
Robert G. Trapp, M.D.	60	Director

Executive Officers

Ira P. Kerker was appointed as our Chief Executive Officer and Director in January 2007. From February 2005 through January 2007, he served as our general counsel where he acted as a member of our executive management team. From December 2003 through February 2005, Mr. Kerker performed legal services, on a contract basis, for Fireman’s Fund Insurance and USAA Insurance. From September 1995 to September 2004, Mr. Kerker was a financial representative of MetLife/New England Financial. From 2001 through September 2003, Mr. Kerker was a financial representative and Managing Partner of MetLife/ New England Financial. Mr. Kerker received a B.S. in Business Administration from the University of Florida and his J.D. from Whittier College School of Law.

Richard P. Smith, CPA, has served as our Chief Financial and Accounting Officer since January 2004. From June 2003 through December 2003, he served as Chief Financial Officer of Hair Club for Men, Inc. From June 2001 through October 2002, he served as the Chief Financial Officer of Coppercom, Inc., a telecommunications company, and from May 2000 through May 2001, he served as the Chief Financial Officer of Datamax System Solutions, Inc. From September 1996 through April 2000, Mr. Smith served as the Chief Financial Officer of Systemone Technologies, Inc. Mr. Smith is a graduate of Illinois Wesleyan University and received his M.B.A. from the University of Illinois and a Masters in Finance from Cambridge University, England.

Sonya L. Lambert has served as our Vice President Marketing since December 2004. Ms. Lambert joined us in March 2003 as our Director of Marketing. From April 1999 through September 2001, Ms. Lambert was the Director of Marketing, Online Programs for Gerald Stevens, Inc. and was a Senior Marketing Manager for SportsLine.com from 1995 to 1999. Ms. Lambert left the industry from September 2001 through March 2003 to pursue personal interests. She is responsible for the development and execution of eCommerce and catalog marketing strategies. Ms. Lambert received a B.S. in Communications from the University of Florida.

Robert D. Hirsch has served as our Vice President Information Technology and Chief Information Officer since September 2008. Mr. Hirsch is responsible for the strategic and operational management of our technology. He also provides leadership in the development, implementation and governance of our information systems and operational infrastructure. Prior to joining us, from 2006 to 2008, Mr. Hirsch served as Vice President of Application Development for JM Solutions, a division within JM Family Enterprises, a privately-held $10 billion diversified automotive company. From 2004 to 2006, Mr. Hirsch served as Vice President and Chief Information Officer of QEP Corporation, a publicly-traded manufacturer, marketer and distributor of flooring tools and accessories for the home improvement and professional installer markets. Prior thereto, Mr. Hirsch served as Director of Technology for Vision Care Holdings, LLC, a Managing Director of

PricewaterhouseCoopers and a Vice President of Citicorp. Mr. Hirsch earned his Masters of Science in Information Technology from Barry University and received his undergraduate degree in Computer Science from the University of Miami.

Bobby Birender S. Brar has served as the Vice President of Supply Chain for Vitacost since May 2008. Mr. Brar is responsible for product selection, pricing strategy, vendor management, inventory management and replenishment. From January 2007 through May 2008, Mr. Brar took a leave of absence from Vitacost.com to pursue personal business investments in India. From February 2005 to January 2007, Mr. Brar served as Director of Purchasing at Vitacost.com. Prior to joining Vitacost.com Mr. Brar served as Chief Merchant of Village Market Place. Mr. Brar studied Business Management at Armstrong College, Berkeley and holds a certificate in Supply Chain Management and Strategy from MIT. Mr. Brar is fluent in Hindi, Punjabi, Urdu and Spanish and is a recipient of the Gold Award from HRH Duke of Edinburgh.

Mary L. Marbach was appointed General Counsel of Vitacost.com, Inc. in December, 2009. Ms. Marbach has been an attorney at the company since July of 2009. Prior to joining the company, Ms. Marbach was Senior Transactional Counsel at Imperial Finance and Trading, LLC in Boca Raton, Florida. Ms. Marbach was an associate at Greenberg Traurig, LLP in its Corporate and Securities Group in Boca Raton, Florida from 2002 through 2004. Prior to that, she was an associate at Morrison & Foerster, LLP in its Corporate & Securities Group in Palo Alto, California. Ms. Marbach has a BS from Syracuse University, an MBA from the University of Miami, and a JD from Boston University School of Law. Ms. Marbach is a member of the State Bar of California and the State Bar of Florida.

Directors

Stewart L. Gitler has served as our Director since September 2008 and was appointed as our Chairman of the Board in June 2009. Mr. Gitler has over 25 years legal experience in handling intellectual property matters on both a national and international level at Hoffman, Wasson & Gitler, P.C., where he has served as managing partner since 2000. Mr. Gitler concentrates on matters concerning patents, trademarks and copyrights. Since 2008, Mr. Gitler has also served as general counsel to Charge Anywhere, LLC, an electronic payment solutions provider. Mr. Gitler is registered to practice before the U.S. Patent and Trademark Office. Mr. Gitler has a BChE in Chemical Engineering from The Cooper Union for the Advancement of Science and Art and a J.D. from Hofstra University Law School. He is a member of the State of New York, Commonwealth of Virginia and District of Columbia Bars.

Ira P. Kerker has served as our Director since January 2007. A summary of Mr. Kerker’s business experience is listed above under the heading, “Management — Executive Officers.”

Allen S. Josephs, M.D., has served as our Director since 1995 and served as our Chairman of the Board from January 2007 to June 2009. Since January 2007, he has also served as our Director of Research and provides consulting services to us. He served as our President from 2001 through 2005. Dr. Josephs also maintains a private practice in neurology with Essex Neurological Associates where he served as Section Chief of Neurology at St. Barnabas Hospital, a 600-bed hospital in Livingston, New Jersey. He received his M.D. from Jefferson Medical College in Philadelphia, Pennsylvania and served his internal medicine residency at Temple University in Philadelphia and his neurology residency at Mt. Sinai Hospital in New York City where he also served as Chief Resident in Neurology. Dr. Josephs is board certified in internal medicine and neurology. He is a member of the American Academy of Neurology.

Lawrence A. Pabst, M.D., has served as our Director since April 2007. Dr. Pabst is also a member of our scientific advisory board. Dr. Pabst developed an orthopedic group practice and associated entities in Galion, Ohio from 1979 to January 2008, when the practice was merged with Galion Community Hospital. Dr. Pabst continues to be affiliated with Galion Community Hospital, where he served as the Chief of Staff in 1985 and 1995. Dr. Pabst is also an owner, together with other partners, of three Wendy’s restaurant franchises and real estate related to such franchises. From 1983 to 2007, Dr. Pabst was a controlling owner of PN Investments, a privately held real estate development company. Dr. Pabst is board certified by the American Academy of Orthopedic Surgeons. Dr. Pabst attended the University of Michigan and received his M.D. from The Ohio State University College of Medicine.

David N. Ilfeld, M.D., has served as our Director since 2003, is a member of our scientific advisory board and, from time to time, has provided consulting services to us. Dr. Ilfeld maintained a private practice in internal medicine at Maccabi Healthcare Services, Tel Aviv, Israel from 1990 through 2005, when he retired. Dr. Ilfeld received a B.S. in Physics from the Massachusetts Institute of Technology in 1968 and his M.D. from Harvard Medical School in 1973. Dr. Ilfeld is American Board certified in Internal Medicine, Rheumatology, and Allergy & Immunology and has published 39 scientific articles.

Eran Ezra has served as our Director since August 2008. Mr. Ezra currently serves as Global and Corporate Treasurer of Teva Pharmaceutical Industries, Ltd. (“Teva”). As Global and Corporate Treasurer, Mr. Ezra is responsible for investing and managing funds totaling over $2 billion, raising capital and developing and implementing financial and risk management strategies including the hedging of currencies, interest rates and credit risks. Prior to serving as Global and Corporate Treasurer, from 1999 to 2008, Mr. Ezra served as a director and as Assistant Chief Financial Officer of Teva. In this capacity, Mr. Ezra oversaw Teva’s U.S. offerings of convertible and other bonds aggregating over $5.3 billion including interfacing with underwriters, auditors, investment bankers, rating agencies, legal counsel and others. Additionally, Mr. Ezra was responsible for Teva’s SEC filings.

Robert G. Trapp, M.D., has served as our Director since April 2007. Dr. Trapp is also a member of our scientific advisory board. Dr. Trapp has maintained a private practice in rheumatology in Springfield, Illinois since 1989. He was a faculty member at Southern Illinois University School of Medicine from 1981 – 1989 where he served as Chief of the Division of Rheumatology. He has been a principal investigator in more than 125 phase I, II and III clinical trials evaluating new therapies in the treatment of rheumatological diseases. Dr. Trapp is board certified in internal medicine and rheumatology. He is a Fellow of the American College of Physicians and a member of the American College of Rheumatology. He received a B.A. from Earlham College and his M.D. from Northwestern University School of Medicine.

All directors hold office until their successors have been elected and qualified or until their earlier resignation or removal. Directors are elected annually. None of the directors are involved in certain legal proceedings covered under Item 401(f) of Regulation S-K. Our Board of Directors has determined that Drs. Josephs, Ilfeld, Pabst and Trapp, and Messrs. Gitler and Ezra are “independent directors” and meet the independence requirements under the listing standards of The NASDAQ Stock Market.

Section 16(a) Beneficial Ownership Reporting Compliance

Our executive officers, directors, and shareholders with beneficial ownership of more than 10% of our common stock are required, under the Securities Exchange Act of 1934, as amended, to file reports of ownership of our common stock with the Securities and Exchange Commission. Based upon a review of the copies of reports furnished to us and written representations that no other reports were required, we believe that our executive officers, directors, and stockholders beneficially owning more than 10% of our common stock complied with the requirements during the year ended December 31, 2009.

Code of Ethics

We have adopted a code of business conduct and ethics applicable to all of our directors, officers and employees. A copy of that code is available on our corporate website at www.vitacost.com.

Board Committees

Our board of directors directs the management of our business and affairs, as provided by Delaware law, and conducts its business through meetings of the board of directors and standing committees. Our board of directors currently has an audit committee, compensation committee and nominating committee. Our board of directors may establish other committees to facilitate the management of our business.

Audit Committee.  Our audit committee consists of Mr. Ezra and Drs. Trapp and Ilfeld and has an audit committee charter. Our board of directors has determined that each member of the audit committee satisfies the independence requirements of The NASDAQ Stock Market and meets the requirements for financial literacy under the requirements of The NASDAQ Stock Market and Securities and Exchange Commission rules and regulations. Mr. Ezra serves as the chairman of this committee, and our board of directors has determined that he qualifies as an “audit committee financial expert” as that term is defined in the rules and regulations established by the Securities and Exchange Commission. Both Mr. Ezra and Dr. Trapp are independent as such term is defined in Rule 10A-3(b)(1) under the Exchange Act. Dr. Ilfeld is not independent with the meaning of Rule 10A-3(b)(1). The test for independence under Rule 10A-3(b)(1) for the audit committee is different than the general test for independence of board and committee members. In accordance with Rule 10A-3(b)(1) and the listing standards of The NASDAQ Stock Market, we plan to modify the composition of the audit committee within 12 months after the effectiveness of our registration statement relating to this offering so that all of our audit committee members will be independent as such term is defined in Rule 10A-3(b)(1) and under the listing standards of The NASDAQ Stock Market.

The functions of this committee include:

•	meeting with our management periodically to consider the adequacy of our internal controls and the objectivity of our financial reporting;
•	meeting with our independent auditors and with internal financial personnel regarding these matters;
•	appointing, compensating, retaining and overseeing the work of our independent auditors;
•	pre-approving audit and non-audit services of our independent auditors;
•	reviewing our audited financial statements and reports and discussing the statements and reports with our management, including any significant adjustments, management judgments and estimates, new accounting policies and disagreements with management;
•	reviewing the independence and quality control procedures of the independent auditor and the experience and qualifications of the independent auditor’s senior personnel that are providing us audit services; and
•	reviewing all related-party transactions for approval.

Both our independent auditors and internal financial personnel plan to meet regularly with our audit committee and have unrestricted access to this committee.

Compensation Committee.  Our compensation committee consists of Drs. Trapp, Pabst and Josephs. Our board of directors has determined that the committee members satisfy the independence requirements of The NASDAQ Stock Market. Each member of this committee also qualifies as a non-employee director, as defined pursuant to Rule 16b-3 promulgated under the Exchange Act. Both Dr. Trapp and Pabst qualify as outside directors, as defined pursuant to Section 162(m) of the Code. Dr. Josephs does not qualify as an outside director with the meaning of Section 162(m) of the Code because, from time to time, he provides consulting services to us and is paid compensation for providing such services. The test for being an outside director is different than the general test for independence of board and committee members and the test for being a non-employee director under Rule 16b-3 of the Exchange Act. Any compensation plan or award necessary to be approved by outside directors to satisfy the requirements of Section 162(m) of the Code will be approved by a sub-committee of the compensation committee comprised solely of Drs. Trapp and Pabst. Dr. Trapp serves as the chairman of this committee. The functions of this committee include:

•	reviewing and, as it deems appropriate, recommending to our board of directors, policies, practices and procedures relating to the compensation of our directors, officers and other managerial employees and the establishment and administration of our employee benefit plans; and
•	exercising authority under our equity incentive plans.

Nominating/Corporate Governance Committee.  Our nominating/corporate governance committee consists of Drs. Pabst, Ilfeld and Josephs and Mr. Gitler. Our board of directors has determined that the committee members satisfy the independence requirements of The NASDAQ Stock Market. Dr. Pabst serves as chairman of this committee. The functions of this committee include:

•	reviewing and recommending nominees for election as directors;
•	assessing the performance of the board of directors;
•	developing guidelines for board composition;

•	recommending processes for annual evaluations of the performance of the board of directors, the chairman of the board of directors and the chief executive officer; and
•	reviewing and administering our corporate governance guidelines and considering other issues relating to corporate governance.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Overview

Our executive compensation program is designed to enable us to attract and retain key personnel and provide incentives that promote short and long-term financial growth and stability to enhance stockholder value based on a pay-for-performance model. Our compensation committee reviews and recommends to our board of directors the compensation program for our “Named Executive Officers” and oversees our executive compensation strategy. In 2009, our Named Executive Officers included our Chief Executive Officer, Chief Financial and Accounting Officer, Vice President Manufacturing, Vice President Marketing, Vice President Information Technology, Vice President Supply Side, and General Counsel.

The discussion in this section describes compensation paid to our Named Executive Officers for services rendered to us in all capacities during our fiscal year ended December 31, 2009.

Our executive compensation program provides for the following elements:

•	base salaries, which are designed to allow us to attract and retain qualified candidates;
•	incentive compensation, which provides additional cash compensation and is designed to support our pay-for-performance philosophy and align compensation with our corporate strategies and business and financial objectives;
•	equity compensation, principally in the form of stock options, which are granted to incent executive behavior that results in increased stockholder value; and
•	a benefits package that is available to all of our employees.

A detailed description of these components is provided below.

Elements of Our Executive Compensation Program

Base Salary.  The base salary provides cash compensation for performing the essential elements of our executive positions. We strive to set our base salaries at levels which we believe are competitive in our market and provide our executives a level of compensation that permits them to focus their energies on job performance.

Annual Bonus/Incentive Compensation.  Our incentive compensation, in the form of an annual cash bonus, is intended to compensate our executives for meeting our corporate and/or financial objectives and, in the case of some executives, their individual performance objectives and to incent our executives to meet these objectives. We may set multiple objectives for an executive to achieve. A specific bonus may be earned for meeting one or more of such objectives. Further, our incentive compensation is intended to reward and incent our executives for exceeding their objectives. In addition to the incentive compensation bonus, we may grant discretionary cash bonuses as an additional award to our executives for performance that is not necessarily rewarded by the incentive compensation or to attract new executives to join our management team. For 2008, generally, our corporate objectives were to increase our revenues, EBITDA and gross margins. Therefore, several of our senior executives were compensated for achieving such financial goals. Other executives received a bonus for achieving non-financial objectives. Non-financial objectives included, for instance, strategic and individual goals. For those Named Executive Officers who received a bonus, their objectives were set by the appropriate executive or our compensation committee as approved by our board of directors. Typically a quarterly bonus could be earned and if an objective was not achieved, a portion of the bonus could be earned provided the goal was for the quarter. The potential incentive compensation payments made in 2009 ranged from 14.3% to 75.1% of the executives’ base salaries.

Equity-Based Compensation.  Generally, the goals of our equity based compensation are intended to align the interests of our Named Executive Officers with the interests of our stockholders. Our Named Executive Officers typically receive equity awards in the form of stock options that vest equally over a period of five years in an effort to encourage the long-term retention of our executives at least through the vesting period of the awards. We may, however, grant options or other awards that vest immediately as determined by our compensation committee to be consistent with our objectives. The exercise price of our stock option grants is the fair market value of our stock on the grant date. In the absence of a public market for our stock, our determination of fair market value was our best estimate. Also, our stock option awards typically provide for the acceleration of vesting of options in the event of a change in control of our company. We have not yet established policies for the timing of awarding stock option grants to our executives. The compensation committee intends to adopt a policy regarding the timing of grants in relation to the release of material information to our stockholders.

Benefits.  We provide our executives other benefits such as health benefits, a 401(k) plan and life and disability insurance. These benefits are intended to provide support to our executives and their families throughout various stages of their careers, and these core benefits are provided to all executives regardless of their individual performance levels. The 401(k) plan allows participants to defer their annual compensation, subject to the limitations set by the Internal Revenue Code, which was $15,500 per person for 2009. The executives’ elective deferrals are immediately vested and nonforfeitable upon contribution to the 401(k) plan.

Taxes.  We do not have any particular policies concerning the payment of tax obligations on behalf of our executives. We are required by law to withhold a portion of every compensation payment we make to our employees. In the case of noncash compensation, that means that either we withhold a portion of the noncash compensation payment and pay cash to the appropriate tax authorities or that the employees make a direct cash payment to us in lieu of our withholding a portion of the noncash compensation.

Determining the Amount of Each Element of Compensation

Overview.  As a private company, we did not have formal policies dictating the types and amounts of compensation to be paid to our Named Executive Officers. Rather, historically, Mr. Wayne Gorsek, our founder, determined compensation based upon the executive’s prior compensation level and performance, the Company’s overall performance, and compensation levels of our other executives. In 2010, our compensation committee intends to review the employment agreements of our Named Executive Officers and establish and implement formal compensation policies. To assist the compensation committee in its review, we may retain the services of third-party executive compensation specialists.

Base Salary.  Generally, base salaries for our Named Executive Officers are established through negotiation when the executive is hired. Factors we considered in the negotiation are prior experience, qualifications, prior salary and our need for the particular qualifications of such executive. Adjustments in base salary are based on the executive’s responsibilities, performance and their overall compensation package. We review our executives’ base salaries annually taking into consideration the executive’s level of responsibilities, performance, tenure and salaries of our comparable executive officers and an employee’s overall compensatory arrangement. In the event of material changes in position, responsibilities or other factors, the compensation committee may consider changes in base pay during the year. Our executives’ base salaries are reviewed and approved by our board of directors.

In 2009, our compensation committee, as appoved by our board of directors, made the following increases in the base salaries of our executives:

Name(1)	2008 Base Salary	2009 Base Salary	Percentage Increase
Ira P. Kerker, Chief Executive Officer	$194,000	$233,700	20.5%
Richard P. Smith, Chief Financial and Accounting Officer	$193,000	$223,000	15.5%
Sonya L. Lambert, Vice President Marketing	$144,000	$165,600	15.0%
Robert Hirsch, Vice President Information Technology and Chief Information Officer	$145,000	$177,600	22.5%
Bobby Birender S. Brar, Vice President Supply Side	$71,500	$140,000	95.8%

(1)	Our other Named Executive Officer did not receive base salary increases in 2009 because she was hired in 2009.

These increases were discretionary changes based upon the continued growth of our company and the continued success of each of these Named Executive Officers in growing our company.

Annual Bonus/Incentive Pay.  In the first quarter of 2008, we established an annual executive bonus plan with distributions to be made after the end of each calendar quarter after it has been determined if the goals have been achieved. Our board of directors has the authority to modify a bonus structure during the year if deemed appropriate. Examples of circumstances in which we may consider revising a bonus plan include acquisitions, mergers, divestitures, successful expansion of distribution or manufacturing capabilities, board-approved budget revisions and other material changes in our company.

Our executive bonus plan for 2009 provides a potential bonus for each executive based upon achievement of certain financial and nonfinancial goals as described in the footnotes to the table set forth below. At the time the goals were established and based on historical performance, we believed that it was likely that each Named Executive Officer would achieve the goals and receive the cash bonus. In 2009, the potential awards were based as follows:

Name	Annual Maximum Bonus Opportunity	Maximum Bonus as a Percentage of Base Salary
Ira P. Kerker, Chief Executive Officer(1)	$70,000	30.0%
Richard P. Smith, Chief Financial and Accounting Officer(1)	$70,000	31.4%
Sonya L. Lambert, Vice President Marketing(2)	$124,416	75.1%
Robert D. Hirsch, Vice President Information Technology and Chief Information Officer(3)	$36,250	20.4%
Bobby Birender S. Brar, Vice President Supply Side	$33,250	23.8%
Mary L. Marbach, General Counsel	$40,000	28.6%

(1)	The bonus award for Messrs. Kerker and Smith based entirely on our achievement of quarterly financial goals. For the first quarter of 2009, award of a $17,500 quarter bonus was based (i) 50% on our achievement of quarterly revenue of $45 million, and (ii) 50% on our achievement of quarterly EBITDA of $5 million. For the second quarter of 2009, award of a $17,500 quarter bonus was based (i) 50% on our achievement of quarterly revenue of $46 million, and (ii) 50% on our achievement of quarterly EBITDA of $5 million. For the third quarter of 2009, award of a $17,500 quarter bonus was based (i) 50% on our achievement of quarterly revenue of $48 million, and (ii) 50% on our achievement of quarterly EBITDA of $5 million. For the fourth quarter of 2009, award of a $17,500 quarter bonus was based (i) 50% on our achievement of quarterly revenue of $49 million, and (ii) 50% on our achievement of quarterly EBITDA of $5 million. If we achieved less than the applicable target amount for each quarter, no payout amount for such target was earned.
(2)	The bonus award for Ms. Lambert was based entirely on our achievement of quarterly financial goals. The potential bonus award was based (i) 33% on our achievement of annualized revenue of $185 million, (ii) 33% on our achievement of a gross margin as a percentage of our sales plan equal to or greater than 30%, and (iii) 33% based on our annualized marketing expenses being less than or equal to 8% of our revenue. If we achieved 90% of the specified target, 50% of the payout amount for such target was earned; if we achieved 100 to 110% of the specified target, 100% of the payout amount for such target was earned and if we achieved 110% or more of the specified target, 120% of the payout amount for such target was earned.
(3)	The bonus award for Mr. Hirsch was based on quarterly financial and nonfinancial goals. The potential bonus was based (i) 50% on our achievement of targeted quarterly EBITDA of $5 million per quarter, (ii) 25% on successful project management of key information technology systems, and (iii) 25% on our technology systems’ uptime, response time and user experience throughput. If we achieved less than the target EBITDA for the applicable quarter, no payout amount for such target was earned. With respect to Mr. Hirsch’s nonfinancial goals, the determination of whether the goal is achieved and payout amount if it is determined that less than 100% of the goal is achieved, is made by the senior executive to whom he reports in consultation with members of our compensation committee or board of directors.

Each of the incentive goals are stand-alone and are evaluated separately so that some goals can be met and corresponding bonuses paid while other goals are not met and no corresponding bonus paid.

To the extent incentive goals are nonfinancial or individual goals, the goals are established by the executive officer’s manager or direct report and, in the case of our Chief Executive Officer, by our board of directors or compensation committee. The nonfinancial or individual goals are established based upon various factors including our need to complete a particular project, achieve a particular outcome, or otherwise obtain a desired result. Additionally, these goals may be based upon adherence to company values such as accountability and teamwork, overall job competency, and performance against specified objectives. The assessment of the achievement of such goals is often a somewhat subjective analysis and, therefore, is determined in the discretion of the executive officer’s manager or direct report or, in the case of our Chief Executive Officer, at the discretion of our board of directors or compensation committee. We determined to base the incentive pay of our Chief Executive Officer, Chief Financial and Accounting Officer and Vice President Marketing solely on financial goals because these individuals were not tasked with implementing specific projects whose completion would not otherwise be reflected in our results of operations. Our Vice President Information Technology was tasked with implementing a key operating system while maintaining the uptime of our existing servers. The successful completion of these tasks would not necessarily have an easily measurable financial impact on our operations and, as such, we determined that 50% of his incentive pay should be based on these nonfinancial goals. However, in order to ensure that he was also incented to maximize our results of operations and to reward him for our overall success, we also based 50% of his incentive pay on our attaining targeted EBITDA levels similar to our other executive officers. We believed that the financial and nonfinancial goals were equally important, and, therefore, we allocated incentive pay equally between these two types of goals.

Allocation of Equity Compensation Awards

In 2009, we granted stock options to our Named Executive Officers. Stock options granted to our Chief Executive Officer (option to purchase 205,000 shares of our common stock), Chief Financial and Accounting Officer (option to purchase 130,000 shares of our common stock),Vice President Marketing (option to purchase 80,000 shares of our common stock) and Vice President Information Technology and Chief Information Officer (option to purchase 20,000 shares of common stock) all vested immediately. We determined that the options should vest immediately to increase equity ownership of these officers to more closely align their interests with our stockholders.

Our compensation committee does not apply a rigid formula in allocating stock options to executives as a group or to any particular executive. Instead, our compensation committee exercises its judgment and discretion and considers, among other things, the role and responsibility of the executive, competitive factors, the amount of stock-based equity compensation already held by the executive, the non-equity compensation received by the executive and the total number of options to be granted to all participants during the year. Our compensation committee typically makes annual grants of equity awards to our Named Executive Officers in connection with its annual review of our employees’ compensation and then throughout the year.

Executive Equity Ownership

We believe it is important for our Named Executive Officers to have their interests aligned with our stockholders and, therefore, to be granted equity incentive awards. We have not, however, established specific stock retention and ownership guidelines for our executives.

Type of Equity Awards

Our stock award plans permits us to issue qualified and non-qualified stock options, stock appreciation rights, restricted stock, stock units, bonus stock, and other stock related awards and performance awards. For a description of our stock award plans, see “Executive Compensation — Benefit Plans.”

Severance and Change in Control Arrangements

For a description of the severance and change in control arrangements we have with our Named Executive Officers, see “Executive Compensation — Employment Agreements” and “Executive Compensation —  Payments Upon Termination or Upon Change in Control.” The compensation committee believed that these arrangements were necessary to attract and retain our Named Executive Officers. The terms of each arrangement were determined in negotiation with the applicable Named Executive Officer in connection with the executive’s hiring and were not based on any set formula.

Effect of Accounting and Tax Treatment on Compensation Decisions

In the review and establishment of our compensation programs, we consider the anticipated accounting and tax implications to us and our executives. In this regard, following the completion of this offering, we may begin utilizing restricted stock and restricted stock units as additional forms of equity compensation incentives in response to changes in the accounting treatment of equity awards under the authoritative accounting guidance. While we consider the applicable accounting and tax treatment of alternative forms of equity compensation, these factors alone are not dispositive, and we also consider the cash and non-cash impact of the programs and whether a program is consistent with our overall compensation philosophy and objectives.

Section 162(m) of the Internal Revenue Code imposes a limit on the amount of compensation that we may deduct in any one year with respect to our Chief Executive Officer and each of our three highest compensated officers excluding our Chief Financial Officer, unless specific and detailed criteria are satisfied. Performance-based compensation, as defined in the Internal Revenue Code, is fully deductible if the programs are approved by stockholders and meet other requirements. We intend for grants of equity awards under our existing stock plans to qualify as performance-based for purposes of satisfying the conditions of Section 162(m), thereby permitting us to receive a federal income tax deduction in connection with such awards. In general, we have determined that we will not seek to limit executive compensation so that it is deductible under Section 162(m). However, from time to time, we monitor whether it might be in our interests to structure our compensation programs to satisfy the requirements of Section 162(m). We seek to maintain flexibility in compensating our executives in a manner designed to promote our corporate goals and, therefore, our compensation committee has not adopted a policy requiring all compensation to be deductible.

Role of Executives in Executive Compensation Decisions

In the past, Mr. Gorsek, our founder, has provided recommendations to our compensation committee on compensation for our Named Executive Officers, and our compensation committee (or full board of directors) has reviewed and approved the compensation amounts. In the future, our compensation committee intends to seek input from our Chief Executive Officer, Mr. Ira Kerker, when discussing the performance of, and compensation levels for, our Named Executive Officers other than himself. The compensation committee also works with Mr. Kerker and with our Chief Financial and Accounting Officer in evaluating the financial, accounting, tax and retention implications of our various compensation programs. Neither Mr. Kerker nor any of our other executives participates in deliberations relating to his or her own compensation.

Summary of Cash and Other Compensation

The following table sets forth summary information concerning certain compensation awarded to, paid to, or earned by, the Named Executive Officers for all services rendered in all capacities to Vitacost.com, Inc. during the year ended December 31, 2009 other than Bobby Birender S. Brar, our Vice President Supply Side, whose total compensation for the year ended December 31, 2009 did not exceed $100,000 and Mary L. Marbach, our General Counsel, whose total compensation for the year ended December 31, 2009 did not exceed $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus(1)	Option Awards(2)	Non-Equity Incentive Plan Compensation	All Other Compensation(3)	Total Compensation
Ira P. Kerker, Chief Executive Officer	2009	$213,804	$125,000	$1,446,250	$70,000	$—	$1,855,054
	2008	$194,000	$—	$132,600	$62,500	$—	$389,100
	2007	$179,000	$—	$—	$73,080	$—	$252,080
Richard P. Smith, Chief Financial and Accounting Officer	2009	$208,254	$125,000	$919,100	$70,000	$—	$1,322,354
	2008	$193,000	$—	$132,600	$62,500	$—	$388,100
	2007	$179,000	$—	$—	$72,830	$—	$251,830
Sonya L. Lambert, Vice President Marketing	2009	$154,735	$15,600	$565,600	$103,680	$—	$839,615
	2008	$144,000	$—	$81,600	$107,496	$—	$333,096
	2007	$114,230	$—	$—	$85,600	$—	$199,830
Robert D. Hirsch, Vice President Information Technology and Chief Information Officer	2009	$159,046	$11,700	$141,400	$36,240	$—	$348,386
	2008	$37,838	$—	$—	$9,060	$—	$46,898
	2007	$—	$—	$—	$—	$—	$—

Bobby Birender S. Brar, Vice President Supply Chain	2009	$86,520	$2,500	$—	$33,250	$—	$122,270
	2008	$39,500	$—	$—	$—	$—	$39,500
	2007	$—	$—	$—	$—	$—	$—
Mary Marbach, General Counsel	2009	$31,877	$1,000	$—	$10,000	$—	$42,877
	2008	$—	$—	$—	$—	$—	$—
	2007	$—	$—	$—	$—	$—	$—

(1)	We report Executive Plan awards in the column title “Non-Equity Incentive Plan Compensation.
(2)	The column titled “Option Awards” reports the total expense, calculated in accordance with the authoritative guidance excluding forfeitures, for all awards granted for the respective year. For the assumptions used to value these awards for purposes of computing this expense please see Note 1 of the consolidated financial statements.
(3)	All of the Named Executive Officers received personal benefits valued at less than $10,000 in the aggregate during the fiscal year ending December 31, 2009.

Stock and Option Award Grants and Exercises

The following table summarizes information concerning grants of plan-based awards made by us for services rendered during 2009 to each of the Named Executive Officers.

Grants of Plan-Based Awards

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)(1)	Grant Date Fair Value of Stock and Option Awards(2)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)
Ira P. Kerker	2009	$—	$70,000	$—	—	—	—
	9/24/2009				200,000	$12.00	$1,414,000
	12/31/2009				5,000	$10.35	$32,250
Richard P. Smith	2009	$—	$70,000	$—
	9/24/2009				130,000	$12.00	$919,100
Sonya L. Lambert	2009	$51,840	$103,680	$124,416
	9/24/2009				80,000	$12.00	$565,600
Robert D. Hirsch	2009	$—	$36,250	$—
	9/24/2009				20,000	$12.00	$141,400
Bobby Birender S. Brar	2009	$—	$20,000	$—	—	$—	$—
Mary Marbach	2009	$—	$40,000	$—	—	$—	$—

(1)	The exercise prices of all stock options granted were at prices believed by our board of directors to be at or above the fair market value of our common stock on the date of grant.

(2)	The column titled “Option Awards” reports the expense, calculated in accordance with the authoritative accounting guidance excluding forfeitures, recognized for the applicable year in respect of all outstanding stock option awards, regardless of their year of grant. For the assumptions used in valuing these awards for purposes of computing this expense please see Note 1 of the consolidated financial statements.

Employment Agreements

Named Executive Officers

Effective January 29, 2007, we entered into an employment, non-competition and proprietary rights agreement with Ira P. Kerker, our Chief Executive Officer, for a one-year term, automatically renewable for additional one-year terms annually, unless otherwise terminated by the employee or us. The contract term has been automatically renewed each year since January 29, 2007, with the current one-year term continuing to January 28, 2010. Mr. Kerker earns a salary of $180,000 annually, quarterly bonuses of up to $10,000 and is eligible for an annual bonus, vacation and employee benefits commensurate with his position. If Mr. Kerker’s employment is terminated by us without “cause” (as defined in his agreement), in addition to any compensation and benefits accrued through such termination, Mr. Kerker may, subject to his execution of a general release of claims against us, receive a lump-sum severance payment of two months’ base salary for each year served plus a prorated annual bonus, as well as up to 18 months of company-paid continuation medical benefits. If Mr. Kerker’s employment terminates due to his death or disability, he or his estate will receive a payment equal to 12 months’ base salary in addition to any compensation and benefits accrued through such termination. Under his agreement, Mr. Kerker is subject to a confidentiality, non- solicitation and non-competition agreement during the period he is employed and for a period thereafter. The confidentiality and non-competition provisions extend for a two-year period following termination and the non-solicitation provision extends for a period of one year following termination. For the year ended December 31, 2008, Mr. Kerker’s base salary under the agreement was increased to $194,000, and his maximum quarterly bonus for the second, third and fourth quarters of 2008 was increased to up to $17,500 per quarter. On June 30, 2009, the agreement was amended to increase his annual base salary to $232,800 and to provide for a severance payment upon a termination of his employment by us without “cause” equal to a prorated portion of the aggregate cash bonus earned by Mr. Kerker for the year preceding such termination plus 2.5 times his then-current annual base salary. Further, pursuant to the amendment, effective as of the successful registration of our initial public offering: (i) so long as Mr. Kerker has not voluntarily resigned from his employment with us, all of Mr. Kerker’s then-outstanding options shall, to extent necessary, become fully vested and nonforfeitable; and (ii) so long as Mr. Kerker is then employed by us, Mr. Kerker shall be issued fully vested, non-forfeitable options to purchase 250,000 shares of our common stock at the initial public offering price (or 200,000 shares of our common stock after giving effect to the four-for-five reverse stock split of our common stock effected on September 17, 2009).

Effective January 29, 2007, we entered into an employment, non-competition and proprietary rights agreement with Richard P. Smith, our Chief Financial and Accounting Officer, for a one-year term, automatically renewable for additional one-year terms annually, unless otherwise terminated by the employee or us. The contract term has been automatically renewed each year since January 29, 2007, with the current one-year term continuing to January 28, 2010. Mr. Smith earns a salary of $179,500 annually, quarterly bonuses of up to $10,000 and is eligible for an annual bonus, vacation and employee benefits commensurate with his position. If Mr. Smith’s employment is terminated by us without “cause” (as defined in his agreement), in addition to any compensation and benefits accrued through such termination, Mr. Smith may, subject to his execution of a general release of claims against us, receive a lump-sum severance payment of up to two months’ base salary for each year served plus a prorated annual bonus, as well as up to 18 months of company-paid continuation medical benefits. If Mr. Smith’s employment terminates due to his death or disability, he or his estate will receive a payment equal to 12 months’ base salary in addition to any compensation and benefits accrued through such termination. Under his agreement, Mr. Smith is subject to a confidentiality, non-solicitation and non-competition agreement during the period he is employed and for a period thereafter. The confidentiality and non-competition provisions extend for a two-year period following termination and the non-solicitation provision extends for a period of one-year following termination. For the year ended December 31, 2008, Mr. Smith’s base salary under the agreement was increased to $193,000, and his maximum quarterly bonus for the second, third and fourth quarters of 2008 was increased to up to $17,500 per quarter. On June 30, 2009, the agreement was amended to increase his annual base salary to $221,950 and to provide for a severance payment upon a termination of his employment by us without “cause” equal to a prorated portion of the aggregate cash bonus earned by Mr. Smith for the year preceding such termination plus 2.5 times his then-current annual base salary. Further, pursuant to the amendment, effective as of the successful registration our initial public offering: (i) so long as Mr. Smith has not voluntarily resigned from his employment with us, all of Mr. Smith’s then-outstanding options will, to extent necessary, become fully vested and nonforfeitable; and (ii) so long as Mr. Smith is then employed by us, Mr. Smith will be issued fully vested, non-forfeitable options to purchase 162,500 shares of our common stock at the initial public offering price (or 130,000 shares of our common stock after giving effect to the four-for-five reverse stock split of our common stock effected on September 17, 2009).

Effective April 1, 2007, we amended the employment, non-competition and proprietary rights agreement with Sonya L. Lambert, Vice President Marketing. The employment agreement has a one-year term, automatically renewable for additional one-year terms annually, unless otherwise terminated by the employee or us. The contract term has been automatically renewed each year since April 1, 2007, with the current one-year term continuing to March 31, 2010. Ms. Lambert earns a salary of $120,000 annually and is eligible to receive a marketing bonus based on performance of up to $21,600 per quarter, vacation and employee benefits commensurate with her position. If Ms. Lambert’s employment is terminated by us without “cause” (as defined in her agreement), in addition to any compensation and benefits accrued through such termination, Ms. Lambert may, subject to her execution of a general release of claims against us, receive a lump-sum severance payment of two months base salary for each year served up to 12 months’ base salary plus a prorated portion of the performance bonuses, as well as up to 18 months of company-paid continuation medical benefits. If Ms. Lambert’s employment terminates due to her death or disability, she or her estate will receive a payment equal to three months’ base salary in addition to any compensation and benefits accrued through such termination. Under her agreement, Ms. Lambert is subject to a confidentiality, non-solicitation and non-competition agreement during the period she is employed and for a period thereafter. The confidentiality and non-competition provisions extend for a two-year period following termination and the non-solicitation provision extends for a period of one year following termination. For the year ended December 31, 2008, Ms. Lambert’s base salary under the agreement was increased to $144,000. On June 30, 2009, the agreement was amended to increase her annual base salary to $165,600 and to increase the maximum amount of the quarterly bonus she may receive to $25,920 per quarter. Further, pursuant to the amendment, effective as of the successful registration of our initial public offering: (i) so long as Ms. Lambert has not voluntarily resigned from her employment with us, all of Ms. Lambert’s then-outstanding options shall, to extent necessary, become fully vested and nonforfeitable; and (ii) so long as Ms. Lambert is then employed by us, Ms. Lambert shall be issued fully vested, non-forfeitable options to purchase 100,000 shares of our common stock at the initial public offering price (or 80,000 shares of our common stock after giving effect to the four-for-five reverse stock split of our common stock effected on September 17, 2009).

On September 16, 2008, we entered into an employment, non-competition and proprietary rights agreement with Robert D. Hirsch, Vice President Information Technology and Chief Information Officer, for a one-year term, automatically renewable for additional one-year terms annually, unless otherwise terminated by the employee or us. The contract term has been automatically renewed each year since September 16, 2008, with the current one-year term continuing to September 17, 2010. Mr. Hirsch earns a salary of $145,000 annually, and is eligible to earn annual performance bonuses of up to $36,250, vacation and employee benefits commensurate with his position. On the initial date of Mr. Hirsch’s employment, he was also granted options to purchase up to 100,000 shares of our common stock at $6.00 per share (or 80,000 shares at $7.50 per share after giving effect to the four-for-five reverse stock split of our common stock effected on September 17, 2009). These options vest 20% each year on the anniversary date of Mr. Hirsch’s employment agreement and are fully vested after five years. Each option is exercisable for a term of nine years. Upon Mr. Hirsch’s termination of employment for any reason, all unvested options are forfeited to us and all vested options must be exercised within 30 days and if not exercised during the 30-day period will be forfeited to us. If Mr. Hirsch’s employment is terminated by us without “cause” (as defined in his agreement), in addition to any compensation and benefits accrued through such termination, Mr. Hirsch may, subject to his execution of a general release of claims against us, receive a lump-sum severance payment in an amount equal to two weeks’ base salary for each year served, up to a total of six weeks’ base salary, plus a prorated portion of the annual performance bonus earned through the date of termination, as well as up to

18 months of employee-paid continuation medical benefits. If Mr. Hirsch’s employment terminates due to his death or disability, he or his estate will receive a payment equal to three months’ base salary in addition to any compensation and benefits accrued through such termination. Under his agreement, Mr. Hirsch is subject to a confidentiality, non-solicitation and non-competition agreement during the period he is employed and for a period of two years thereafter. On June 30, 2009, the agreement was amended to increase his annual base salary to $166,750. Further, pursuant to the amendment, effective as of the successful registration our initial public offering: (i) so long as Mr. Hirsch has not voluntarily resigned from his employment with us, all of Mr. Hirsch’s then-outstanding options shall, to extent necessary, become fully vested and nonforfeitable; and (ii) so long as Mr. Hirsch is then employed by us, Mr. Hirsch shall be issued fully vested, non-forfeitable options to purchase 25,000 shares of our common stock at the initial public offering price (or 20,000 shares of our common stock after giving effect to the four-for-five reverse stock split of our common stock effected on September 17, 2009).

On May 29, 2008, we entered into an employment, non-competition and proprietary rights agreement with Bobby Birender S. Brar, Vice President Supply Side, for a one-year term, automatically renewable for additional one-year terms annually, unless otherwise terminated by the employee or us. The contract term has been automatically renewed each year since May 29,2008, with the current one-year term continuing until May 28, 2010. Mr. Brar earns a salary of $65,000 annually, and is eligible to earn annual performance bonuses of up to $20,000, vacation and employee benefits commensurate with his position. On the initial date of Mr. Brar’s employment, he was also granted options to purchase up to 15,000 shares of our common stock at $6.00 per share (or 12,000 shares at $7.50 per share after giving effect to the four-for-five reverse stock split of our common stock effected on September 17, 2009). These options vest 20% each year on the anniversary date of Mr. Brar’s employment agreement and are fully vested after five years. Each option is exercisable for a term of nine years. Upon Mr. Brar’s termination of employment for any reason, all unvested options are forfeited to us and all vested options must be exercised within 30 days and if not exercised during the 30-day period will be forfeited to us. If Mr. Brar’s employment is terminated by us without “cause” (as defined in his agreement), in addition to any compensation and benefits accrued through such termination, Mr. Brar may, subject to his execution of a general release of claims against us, receive a lump-sum severance payment in an amount equal to two weeks’ base salary for each year served, up to a total of six weeks’ base salary, plus a prorated portion of the annual performance bonus earned through the date of termination, as well as up to 18 months of employee-paid continuation medical benefits. If Mr. Brar’s employment terminates due to his death or disability, he or his estate will receive a payment equal to three months’ base salary in addition to any compensation and benefits accrued through such termination. Under his agreement, Mr. Brar is subject to a confidentiality, non-solicitation and non-competition agreement during the period he is employed and for a period of two years thereafter. On July 22, 2008, the agreement was amended to increase his annual base salary to $71,500 and to increase his bonus potential by 10%. Mr. Brar was also granted options to purchase up to 30,000 options at $6.00 per share (or 24,000 shares at $7.50 per share after giving effect to the four-for-five reverse stock split of our common stock effected on September 17, 2009). On July 1, 2009, the agreement was amended further to increase his annual base salary to $100,000 with an annual potential bonus of $20,000. On December 1, 2009, the agreement was amended further to increase his annual base salary to $140,000 with an annual potential bonus of $20,000.

On December 2, 2009, we entered into an employment, non-competition and proprietary rights agreement with Mary L. Marbach, General Counsel, for a one-year term, automatically renewable for additional one-year terms annually, unless otherwise terminated by the employee or us. The current one-year term will continue until December 2, 2010. Ms. Marbach earns a salary of $140,000 annually, and is eligible to earn annual performance bonuses of up to $40,000, vacation and employee benefits commensurate with her position. If Ms. Marbach’s employment is terminated by us without “cause” (as defined in his agreement), in addition to any compensation and benefits accrued through such termination, Ms. Marbach may, subject to her execution of a general release of claims against us, receive a lump-sum severance payment in an amount equal to one weeks’ base salary for each year served, up to a total of six weeks’ base salary, plus a prorated portion of the annual performance bonus earned through the date of termination, as well as up to 18 months of employee-paid continuation medical benefits. If Ms. Marbach’s employment terminates due to her death or disability, she or her estate will receive a payment equal to three months’ base salary in addition to any compensation and benefits accrued through such termination. Under her agreement, Ms. Marbach is subject to a confidentiality, non-solicitation and non-competition agreement during the period she is employed and for a period of two years thereafter.

Outstanding Equity Awards at Fiscal Year End

Name	Number of Securities Underlying Unexercised Options(1) Exercisable	Number of Securities Underlying Unexercised Options(1) Unexercisable		Option Exercise Price	Option Expiration Date
Ira P. Kerker	33,480	—		$3.125	2/13/2015
	20,000	—		$3.750	5/13/2015
	100,000	—		$3.750	12/10/2015
	20,000	—		$3.750	12/11/2016
	130,000	—		$7.500	12/30/2017
	200,000	—		$12.000	9/23/2019
	5,000	—		$10.350	12/30/2020
Richard P. Smith	13,600	—		$2.031	1/11/2014
	20,000	—		$2.500	1/11/2015
	80,000	—		$3.750	12/10/2015
	20,000	—		$3.750	12/11/2016
	130,000	—		$7.500	12/30/2017
	130,000	—		$12.000	9/23/2019
Sonya L. Lambert	35,200	—		$3.750	3/4/2015
	20,000	—		$3.750	3/31/2016
	80,000	—		$3.750	9/19/2016
	80,000	—		$7.500	12/30/2017
	80,000	—		$12.000	9/23/2019
Robert D. Hirsch	80,000	—		$7.500	12/14/2018
	20,000	—		$12.00	9/23/2019
Bobby Brar	7,200	28,800	(2)	$7.500	8/24/2018
Mary Marbach	—	—		$—	—

(1)	After giving effect to a four-for-five reverse stock split of our common stock effected on September 17, 2009. The aggregate number of option awards outstanding at December 31, 2009 was 2,745,880. The aggregate number of option awards owned by our Named Executive Officers at December 31, 2008 was 1,333,280.
(2)	These options vest as follows: 7,200 vest on each of August 25, 2010, 2011, 2012 and 2013, respectively.

Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
Ira P. Kerker	25,804	$229,011	—	—
Richard P. Smith	53,831	$536,628	—	—
Sonya L. Lambert	34,194	$294,601	—	—
Robert D. Hirsch	—	—	—	—
Bobby Brar	—	—	—	—
Mary Marbach	—	—	—	—

Pension Benefits

We do not maintain any defined benefit pension plans.

Nonqualified Deferred Compensation

We do not maintain any nonqualified deferred compensation plans.

Payments Upon Termination or Upon Change in Control

The following table sets forth information concerning the payments that would be received by each Named Executive Officer upon a termination of employment without cause and, in the case of Messrs. Kerker and Smith, upon a termination which occurs within six months of a change in control. The table assumes the termination occurred as of December 31, 2009. The table below shows only those additional amounts that the Named Executive Officers would be entitled to receive upon termination and does not show other items of compensation that may be earned and payable at such time such as earned but unpaid base salary or bonuses. For a description of the determination of the appropriate payment and benefit levels and any material conditions or obligations applicable to the receipt of the payments, see “Executive Compensation — Employment Agreements.”

Name	Severance Payment Upon Termination
Ira P. Kerker(1)(3)	$584,250
Richard P. Smith(1)(3)	$557,500
Sonya L. Lambert(2)(3)	$165,600
Robert D. Hirsch	$—
Bobby Brar	$—
Mary Marbach	$—

(1)	Payable in 24 equal monthly installments subject to executive executing and delivering to us a full and unconditional release and executive paying any and all amounts owed to us under any contract, agreement or loan document.
(2)	Payable in a single lump sum within 30 days of termination subject to executive executing and delivering to us a full and unconditional release and executive paying any and all amounts owed to us under any contract, agreement or loan document.
(3)	Entitled to receive up to 18 months company-paid COBRA benefits.

Director Compensation

Directors who are also our employees are not separately compensated for their services as directors but are reimbursed for out-of-pocket expenses incurred in connection with providing board services. The following table summarizes compensation earned by our non-employee directors in 2009:

	Fees Earned or Paid in Cash	Option Awards(1)	All Other Compensation(2)		Total Compensation
Allen S. Josephs, M.D.(3)	$16,300	$32,250		$30,240	$78,790
David N. Ilfeld, M.D.(4)	$14,850	$40,930	$		$55,780
Lawrence A. Pabst, M.D.(5)	$17,550	$40,930	$		$58,480
Robert G. Trapp, M.D.(6)	$17,650	$35,722	$		$53,372
Stewart L. Gitler(7)	$21,100	$140,150		$25,000	$186,250
Eran Ezra(8)	$18,950	$81,860	$		$100,810

(1)	The options vested immediately upon issuance and were granted at a per share exercise price equal to the fair market value of our common stock on the date of grant, as determined by our board of directors. The amounts presented represent the compensation cost recognized in 2009 in accordance with the authoratative guidance. For a discussion of valuation, see “Notes to Financial Statements — Note 1.”
(2)	All of the directors except for Dr. Josephs and Mr. Gitler received personal benefits valued at less than $10,000 in the aggregate during the fiscal year ending December 31, 2009.
(3)	We paid Dr. Josephs $30,240 pursuant to a consulting arrangement with him. Dr. Josephs had a total of 609,000 stock option awards outstanding at December 31, 2009. In 2009 Dr. Josephs was issued options to purchase 5,000 shares for services as a director.
(4)	Dr. Ilfeld had a total of 19,000 stock option awards outstanding at December 31, 2009. In 2009 Dr. Ilfeld was issued options to purchase 7,000 shares for services as a director and for services provided while serving on our scientific advisory board.
(5)	Dr. Pabst had a total of 71,000 stock option awards outstanding at December 31, 2009. In 2009 Dr. Pabst was issued options to purchase 7,000 shares for services as a director and for services provided while serving on our scientific advisory board.
(6)	Dr. Trapp had a total of 27,800 stock option awards outstanding at December 31, 2009. In 2009 Dr. Trapp was issued options to purchase 5,800 shares for services as a director and for services provided while serving on our scientific advisory board.
(7)	We paid Mr. Gitler a $25,000 bonus for the sucessful completion of the IPO. Mr. Gitler had a total of 29,000 stock option awards outstanding at December 31, 2009. In 2009 Mr. Gitler was issued options to purchase 25,000 shares for services as a director.
(8)	Mr. Ezra had a total of 18,000 stock option awards outstanding at December 31, 2009. In 2009 Mr. Erza was issued options to purchase 14,000 shares for services as a director.

In 2009, our non-employee directors were entitled to receive:

•	an annual cash retainer of $10,000;
•	$2,000 cash payment for travel time;
•	reimbursement for travel expenses;
•	$200 per hour for telephonic board or committee meetings;
•	stock options to purchase up to 5,000 shares of our common stock; and
•	$2,000 worth of NSI-branded products.

In addition, the chairman of the board is entitled to receive an additional $10,000 and the chairman of the audit committee is entitled to receive an additional $5,000. The chairman of the board is entitled to an additional 10,000 options to purchase shares of our common stock and the chairman of the audit committee is entitled to an additional 5,000 options to purchase shares of our common stock.

Effective for the fiscal year 2010, our non-employee, non-stockholder directors will receive an annual cash retainer of $10,000 and the chairman of the board will be entitled to be paid an additional $10,000 and the chairman of the audit committee will be paid an additional $5,000. Further, each non-employee director will receive $2,000 per year of product allotment and stock options to purchase 5,000 shares of common stock (15,000 for the chairman of the board and 10,000 for the chairman of the Audit Committee) exercisable at a strike price to be determined by the board on the date of grant to be the fair market value of our stock. The cash retainer is payable quarterly, and the stock options vest immediately. All directors are entitled to reimbursement for reasonable travel and business expenses incurred in connection with attending meetings of the board of directors or committees of the board of directors.

We paid Dr. Josephs $4,320.00 per month through July for consulting services provided to us.

Compensation Committee Interlocks and Insider Participation

Our compensation committee currently consists of Drs. Pabst, Trapp and Josephs. None of the members of our compensation committee has, at any time, served as an officer or employee of our company, with the exception of Dr. Josephs, who served as our President from 2001 to 2005. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee. On June 17, 2008, Dr. Trapp loaned us $400,000, which was repaid in full in June 2009, as more fully described under the heading “Certain Relationships and Related Party Transactions.”

Compensation Committee Report

The compensation committee has reviewed and discussed the Compensation Discussion and Analysis set forth in this proxy statement with our management. Based on such review and discussions, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this 2009 Annual Report on Form 10-K.

Compensation Committee

Dr. Robert Trapp
Dr. Lawrence Pabst
Dr. Allen Josephs

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock on March 16, 2010, by the following:

•	each of our directors and executive officers;
•	all of our directors and executive officers as a group; and
•	each person known by us to own more than 5% of our common stock.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 16, 2010 are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. Percentage of beneficial ownership is based upon 27,676,453 shares of common stock outstanding as of March 16, 2010.

Except as otherwise indicated and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percent Beneficially Owned
Directors and Executive Officers:
Ira P. Kerker(2)	508,480	1.8%
Allen S. Josephs, M.D.(3)	2,567,258	9.1%
Richard P. Smith(4)	393,600	1.4%
Sonya L. Lambert(5)	295,200	1.1%
Robert D. Hirsch(6)	100,000	*
Bobby Birender S. Brar	0	*
Mary L. Marbach(7)	180	*
David N. Ilfeld, M.D.(8)	2,733,412	9.9%
Lawrence A. Pabst, M.D.(9)	734,710	2.6%
Robert G. Trapp, M.D.(10)	753,926	2.7%
Stewart Gitler(11)	29,000
Eran Ezra(12)	18,000	*
Directors and Executive Officers as a group (12 persons)	8,128,766	27.3%
5% Stockholders:
Wayne F. Gorsek(13),(14)	4,807,788	17.4%

*	Less than 1%.
(1)	Except as otherwise indicated, each person may be reached at our company’s address at Vitacost.com, Inc., 5400 Broken Sound Boulevard, NW, Suite 500, Boca Raton, FL 33487.
(2)	Mr. Kerker holds options to purchase 508,480 shares of common stock at the following prices: (i) 33,480 shares at $3.125 per share; (ii) 140,000 shares at $3.75 per share; (iii) 130,000 shares at $7.50 per share; (iv) 200,000 shares at $12.00 per share; and (v) 5,000 shares at $10.35 per share. All options are immediately exercisable or exercisable within 60 days of March 16, 2010 and are included in the table above.
(3)	Dr. Josephs owns 1,477,485 shares of common stock through the Josephs Family Limited Partnership, 300,800 shares in the Josephs Grantor Retained Annuity Trust, and 180,000 shares in the A.M. Josephs Family Foundation. He also holds options to purchase 609,000 shares of common stock exercisable at the following prices: (i) 270,000 at $0.1563 per share; (ii) 102,000 at $1.875 per share; (iii) 102,000 at $2.50 per share; (iv) 122,000 at $3.125 per share; (v) 8,000 at $7.50 per share and (vi) 5,000 at $10.35. All options are immediately exercisable or exercisable within 60 days of March 16, 2010 and are included in the table above.
(4)	Mr. Smith holds options to purchase 393,600 shares of common stock exercisable at the following prices: (i) 100,000 shares at $3.75 per share; (ii) 20,000 shares at $2.50 per share; (iii) 13,600 shares at $2.03 per share; (iv) 130,000 at $7.50 per share; and (v) 130,000 at $12.00 per share. All options are immediately exercisable or exercisable within 60 days of March 16, 2010 and are included in the table above.
(5)	Ms. Lambert holds options to purchase 295,200 shares of common stock at the following prices: (i) 135,200 shares at $3.75 per share; (ii) 80,000 shares at $7.50 per share; and (iii) 80,000 at $12.00 per share. All options are immediately exercisable or exercisable within 60 days of March 16, 2010 and are included in the table above.
(6)	Mr. Hirsch holds options to purchase (i) 80,000 shares of common stock exercisable at $7.50 per share; and (ii) 20,000 shares of common stick exercisable at $12.00 per share. All options are immediately exercisable or exercisable within 60 days of March 16, 2010 and are included in the table above.
(7)	Ms. Marbach owns 145 shares of common stock individually, and 35 shares are owned by her minor child.

(8)	Dr. Ilfeld owns 2,733,412 shares of common stock (including 64,000 shares of common stock owned by his spouse to which he disclaims beneficial ownership) and holds options to purchase (i) 14,000 additional shares of common stock at $7.50 per share; and (ii) 5,000 shares of common stock at $10.35 a share. All options are immediately exercisable.
(9)	Dr. Pabst owns 263,710 shares individually, an additional 280,000 shares through Pabst Company Limited and an additional 120,000 shares through the Trust of Lawrence Pabst 5/15/09. He also holds options to purchase 71,000 shares of common stock exercisable at the following prices: (i) 46,000 at $0.156 per share; (ii) 2,000 at $1.875 per share; (iii) 2,000 at $2.50 per share; (iv) 2,000 at $3.125 per share; (v) 14,000 shares at $7.50 per share and (vi) 5,000 shares at $10.35 per share. All options are immediately exercisable.
(10)	Dr. Trapp owns 753,926 shares of common stock and holds options to purchase 27,800 shares of common stock exercisable at the following prices: (i) 10,000 at $0.156 per share; (ii) 800 at $1.875 per share; (iii) 800 at $2.50 per share; (iv) 800 at $3.125 per share; (v) 10,400 at $7.50 per share; and (vi) 5,000 at $10.35 per share. All options are immediately exercisable.
(11)	Mr. Gitler holds options to purchase (i) 14,000 shares of common stock exercisable at $7.50 per share; and (ii) 15,000 shares of common stock exercisable at $10.35. All options are immediately exercisable.
(12)	Mr. Ezra holds options to purchase (i) 8,000 shares of common stock exercisable at $7.50 per share; and (ii) 10,000 shares of common stock exercisable at $10.35. All options are immediately exercisable.
(13)	Mr. Gorsek is listed in the table above solely under the heading “5% Stockholder.”
(14)	As reported on Mr. Gorsek’s Form 13g, filed with the SEC on March 1, 2010.

Item 13. Certain Relationships and Related Transactions

In September 2008, we advanced Mr. Wayne Gorsek, our former Chief Operations Architect, $215,241. The loan was interest free and was repaid in full upon the our successful completion of our initial public offering.

On July 15, 2008, one of our board members, Dr. David Ilfeld, loaned us $1,600,000 on an unsecured basis. The loan bore interest at the greater of one-month LIBOR plus 3.0% or 8.00% for the first six months and increases by 0.5% per month to a maximum interest rate of 13.0%. The loan matures on July 14, 2014, subject to repayment terms based on us meeting certain financial covenants. During 2009 and 2008, we paid interest of $92,000 and $53,333 respectively and did not make any principal payments on the loan. The loan was paid in full in December 2009.

On June 17, 2008, one of our board members, Dr. Robert Trapp, loaned us $400,000 on an unsecured basis. The loan bore interest at the greater of one-month LIBOR plus 3.0% or 8.00% for the first six months and increases by 0.5% per month to a maximum interest rate of 13.0%. The loan matures on June 16, 2014, subject to repayment terms based on us meeting certain financial covenants. During 2009 and 2008, we paid interest of $19,00 and $16,000 respectively and did not make any principal payments on the loan. This loan was repaid in full on June 2009.

In April 2008, Dr. Allen Josephs, one of our board members, loaned us $575,000 on an unsecured basis. The loan bore interest at 3.9% and was paid in full in September 2008. We paid a total of $1,635 in interest on this loan.

Effective January 29, 2007, we advanced Mr. Gorsek $1,165,625 so that he could exercise stock options to purchase 628,000 shares of our common stock (after giving effect to the four-for-five reverse stock split of our common stock effected on September 17, 2009). The loan bore simple interest at the rate of 7.25% per annum, payable quarterly in arrears and was repaid in full upon the our successful completion of our initial public offering,

In June 2007, we entered into a voting trust agreement with Mr. Gorsek and Robertson VI, Inc., whereby Mr. Gorsek deposited all of his shares of common stock, warrants and options beneficially owned by Mr. Gorsek into a voting trust. In July 2008, the voting trust agreement was terminated and the shares were distributed to Mr. Gorsek.

On February 15, 2006, Commonsense Publishing, Inc., a corporation controlled by Mr. Gorsek and Dr. Josephs, entered into a lease for the Spanish Fork, Utah 32,000 square foot facility (commencement date April 1, 2006) subject to our agreement to pay all the costs of such lease. In June 2006, Commonsense Publishing assigned this lease to us for no additional consideration. We terminated the lease in January 2007.

Procedures for Related Party Transactions

Under our code of conduct and ethics, our employees, officers and directors are encouraged to avoid actual or apparent conflicts of interest between personal and corporate-related relationships. In particular, our employees, officers and directors should not participate in a personal business transaction with us in which they will receive a significant profit or gain, unless otherwise approved by our Board. Further, our employees, officers and directors should advise the Board of any prospective or existing potential conflict. Pursuant to its charter, our audit committee must then approve any related-party transactions reported to the Board. In approving or rejecting such proposed transactions, the audit committee considers the facts and circumstances available and deemed relevant to the audit committee, including the material terms of the transactions, risks, benefits, costs, availability of other comparable services or products and, if applicable, the impact on a director’s independence. Our audit committee will approve only those transactions that, in light of known circumstances, are in, or are not inconsistent with, our best interests, as our audit committee determines in the good faith exercise of its discretion. A copy of our code of business conduct and ethics and audit committee charter have been previously filed as Exhibits 14 and 99.2, respectively, and upon completion of the offering, will be available for review at our corporate website www.vitacost.com.

We believe the terms of our related party transactions are comparable to terms of transactions with unrelated third parties, except for our interest-free loan to Mr. Gorsek made in September 2008 and described above. The loan to Mr. Gorsek, as initially approved by our board of directors in September 2008, accrued interest at a rate equal to the one-month LIBOR plus 2.75% but the payment of such accrued interest was deferred. Mr. Gorsek moved to Utah to oversee our distribution center operations in Spanish Fork, Utah. As we began transitioning our manufacturing and distribution operations from Utah to North Carolina, Mr. Gorsek purchased a second home in North Carolina while maintaining his principal residence in Florida. As a result of the significant deterioration in the U.S. housing market, Mr. Gorsek was unable to sell his Utah home and, at the same time, purchased a new home in North Carolina. Accordingly, our board of directors determined the loan to Mr. Gorsek was appropriate. In December 2008, as the U.S. housing market continued to decline and as a result of Mr. Gorsek’s significant contributions toward overseeing construction and development of our North Carolina facility and implementing our manufacturing capabilities, our board of directors modified the loan to provide for it to be interest free.

Item 14. Principal Accountant Fees and Services

McGladrey & Pullen, LLP is the Company’s independent registered public account firm. The table below sets forth the audit fees, audit-related fees, tax fees and all other fees paid to McGladrey & Pullen for the year ended December 31, 2009.

2009
Audit fees	$175,000
Audit-related fees	310,035
Tax fees	54,463
$539,498

For purposes of the preceding table, the professional fees are classified as follows:

•	Audit Fees — Are fees for professional services for the audit of the consolidated financial statements included in this Form 10-K.
•	Audit-Related Fees — Are fees for assurance and related services that traditionally are performed by our independent registered public accounting firm. Specifically, the fees were incurred for services rendered in connection with the filing of our S-1, and quarterly reviews including $6,840 of out of pocket expenses.

•	Tax Fees — Are fees for all professional services including services relating to a cost segregation and relocation study performed by professional staff of our independent registered public accounting firm’s tax division except those services related to the audit of our financial statements including $463 of out of pocket expenses.

Audit Committee Pre-Approval Policy.  Our audit committee has reviewed and approved all of the fees charged by our independent accountants. The audit committee concluded that all services rendered during 2009 by our independent accountants were consistent with maintaining their respective independence. As a matter of policy, we will not engage our primary independent accountants for non-audit services other than “audit-related services,” as defined by the SEC, certain tax services, and other permissible non-audit services as specifically approved by the chairperson of the audit committee and presented to the full Board at its next regular meeting. The policy also includes limits on hiring partners of, and other professionals employed by, our independent accountants to ensure that the SEC’s auditor independence rules are satisfied.

Under the policy, the audit committee must pre-approve all services provided by our independent accountants and fees charged for these services including an annual review of audit fees, audit-related fees, tax fees, and other fees with specific dollar value limits for each category of service. The audit committee will also consider and, if appropriate, approve specific engagements on a case-by-case basis that are not otherwise pre-approved. Any proposed engagement that does not fit within the definition of a pre-approved service may be presented to the chairperson of the audit committee for approval.

PART IV

Item 15. Exhibits

The Financial Statements filed as part of this Report are set forth in the index to Item 8.

See Exhibit Index below for a description of the documents that are filed as Exhibits to this report on Form 10-K or incorporated by reference herein. We will furnish a copy of any Exhibit to a security holder upon request.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VITACOST.COM, INC.
Dated: March 30, 2010	By: /s/ Ira P. Kerker Ira P. Kerker, Chief Executive Officer
/s/ Richard P. Smith Richard P. Smith, Chief Financial and Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Stewart Gitler Stewart Gitler	Chairman	March 30, 2010
/s/ Allen P. Josephs Allen P. Josephs	Director	March 30, 2010
/s/ David N. Ilfeld David N. Ilfeld	Director	March 30, 2010
/s/ Robert Trapp Robert Trapp	Director	March 30, 2010
/s/ Lawrence Pabst Lawrence Pabst	Director	March 30, 2010
/s/ Eran Ezra Eran Ezra	Director	March 30, 2010
/s/ Ira P. Kerker Ira P. Kerker	Director and Chief Executive Officer	March 30, 2010
/s/ Richard P. Smith Richard P. Smith	Chief Financial and Accounting Officer	March 30, 2010

EXHIBIT INDEX

Exhibit Number	Exhibits
3(i)(1)	Amended and Restated Certificate of Incorporation of the Registrant(1)
3(i)(2)	Amendment to Amended and Restated Certificate of Incorporation of the Registrant(2)
3(ii)	Amended and Restated Bylaws of the Registrant(3)
4.1	Specimen of Common Stock Certificate(2)
4.2	Form of Nonstatutory Stock Option Agreement(1)
4.3	Form of Incentive Stock Option Agreement(4)
10.1	2000 Stock Option Plan(1)
10.2	2007 Stock Award Plan(5)
10.3	Employment, Non-Competition and Proprietary Rights Agreement, effective January 29, 2007, between Vitacost.com, Inc. and Ira P. Kerker(1)
10.4	Employment, Non-Competition and Proprietary Rights Agreement, effective January 29, 2007, between Vitacost.com, Inc. and Richard P. Smith(1)
10.5	Employment Non-Competition and Proprietary Rights Agreement, effective April 1, 2007, between Vitacost.com, Inc. and Sonya L. Lambert(1)
10.6	Employment Non-Competition and Proprietary Rights Agreement, effective March 31, 2008, between Vitacost.com, Inc. and Eigerwand Bjornstad(5)
10.7	Employment Non-Competition and Proprietary Rights Agreement, effective July 31, 2008, between Vitacost.com, Inc. and Wayne Gorsek(5)
10.8	Employment Non-Competition and Proprietary Rights Agreement, effective September 16, 2008, between Vitacost.com, Inc. and Robert D. Hirsch(5)
10.9	Form of Indemnification Agreement between Vitacost.com, Inc. and each officer and director(2)
10.10	CoQ10 Supply Agreement(1)
10.11	Lease Agreement by and between ZNT LLC and Vitacost.com, Inc. for Boca Raton corporate headquarters, dated September 21, 2007(5)
10.12	Promissory note, dated June 17, 2008, payable to Dr. Robert Trapp(5)
10.13	Promissory note, dated July 15, 2008, payable to Dr. David Ilfeld(5)
10.14	First Amendment to Employment, Non-Competition and Proprietary Rights Agreement between Vitacost.com, Inc. and Ira P. Kerker dated as of June 30, 2009(3)
10.15	First Amendment to Employment, Non-Competition and Proprietary Rights Agreement between Vitacost.com, Inc. and Richard P. Smith dated as of June 30, 2009(3)
10.16	First Amendment to Employment, Non-Competition and Proprietary Rights Agreement between Vitacost.com, Inc. and Sonya L. Lambert dated as of June 30, 2009(3)
10.17	First Amendment to Employment, Non-Competition and Proprietary Rights Agreement between Vitacost.com, Inc. and Robert D. Hirsch dated as of June 30, 2009(3)
10.18	First Amendment to Employment, Non-Competition and Proprietary Rights Agreement between Vitacost.com, Inc. and Wayne Gorsek dated as of July 15, 2009(3)
10.19	Modified and Restated Loan and Security Agreement between Vitacost.com Inc. and Wachovia Bank, National Association dated as of July 30, 2008(3)
10.20	Industrial Real Estate Lease executed November 6, 2009, by and between Vitacost.com, Inc. and Pilot Company (Suite A Lease)(6)
10.21	Industrial Real Estate Lease executed November 6, 2009, by and between Vitacost.com, Inc. and Pilot Company (Suite B Lease)(6)
14	Vitacost.com, Inc. Code of Conduct and Ethics(4)

E-1

Exhibit Number	Exhibits
**21	List of Subsidiaries of Registrant
**23.1	Consent of Independent Registered Public Accounting Firm
**31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification of Chief Executive Officer and Chief Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an Exhibit to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 20, 2007.
(2)	Filed as an Exhibit to Amendment No. 7 of Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 21, 2009.
(3)	Filed as an Exhibit to Registrant’s Amendment No. 5 of Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2009.
(4)	Filed as an Exhibit to Registrant’s Amendment No. 4 of Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 28, 2009.
(5)	Filed as an Exhibit to Registrant’s Amendment No. 3 of Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 12, 2009.
(6)	Filed as an Exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2009.
**	Included herewith

E-2