Form 10-Q
period 2010-03-31
Vitacost.com, Inc.
filed 2010-05-17
CIK 1401688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No ☐.

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter time period that the registrant was required to submit and post such files).   Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒.

As of April 30, 2010, 27,488,353 shares of the registrant’s common stock were outstanding.

Vitacost.com, Inc.

i

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Vitacost.com, Inc.

Consolidated Balance Sheets
March 31, 2010 and December 31, 2009

	March 31,
	2010	December 31,
	(unaudited)	2009
Assets
Current Assets
Cash and cash equivalents	$8,635,591	$8,658,157
Securities available for sale	35,617,869	35,787,227
Accounts receivable	981,521	735,355
Other receivables	1,201,717	1,055,372
Inventory, net	28,000,792	28,096,884
Prepaid expenses	2,932,960	1,988,538
Deferred tax asset	958,752	1,167,724
Total current assets	78,329,202	77,489,257

Property and equipment, net	22,933,460	21,961,903

Goodwill	2,200,000	2,200,000
Intangible assets, net	8,321	9,446
Deposits	8,920,374	4,656,128
Deferred tax asset	1,176,900	1,361,817
	12,305,595	8,227,391

Total assets	$113,568,257	$107,678,551

Liability and Stockholders' Equity
Current Liabilities
Line of credit	$3,439,182	$3,458,183
Current maturities of notes payable	1,104,776	1,090,969
Current maturities of capital lease obligations	18,713	35,452
Accounts payable	20,066,050	18,052,495
Deferred revenue	889,918	1,919,352
Accrued expenses	4,367,570	3,282,476
Income taxes payable	366,495	51,221
Total current liabilities	30,252,704	27,890,148

Notes payable, less current maturities	4,532,292	4,820,042
Interest rate swap liability	482,046	468,719
Total liabilities	$35,267,042	$33,178,909

Commitments and Contingencies

Stockholders' Equity
Preferred stock, par value $.00001 per share; authorized 25,000,000; no shares issued and outstanding at March 31, 2010 and December 31, 2009	-	-
Common stock, par value $.00001 per share; authorized 100,000,000; 27,700,453 and 27,488,353 shares issued and outstanding at March 31, 2010 and Deceember 31, 2009, respectively	277	275
Additional paid-in capital	73,231,940	71,932,256
Accumulated other comprehensive loss	(3,436)	-
Retained earnings	5,072,434	2,567,111
Total stockholders' equity	78,301,215	74,499,642
Total liabilities and stockholders' equity	$113,568,257	$107,678,551

See Notes to Consolidated Financial Statements

Vitacost.com, Inc.

Consolidated Statements of Operations
For the Three Months Ended March 31, 2010 and 2009 (unaudited)

	2010	2009

Net sales	$57,176,143	45,884,033
Cost of goods sold	40,808,370	30,882,122
Gross profit	16,367,773	15,001,911

Operating expenses:
Fulfillment	3,203,107	1,706,160
Sales and marketing	3,749,271	3,147,167
General and administrative	5,626,936	4,061,885
	12,579,314	8,915,212

Operating income	3,788,459	6,086,699

Other income (expense):
Interest income	28,509	21,127
Interest expense	(127,120)	(182,260)
Other income (expense)	11,598	22,605
	(87,013)	(138,528)
Income before income taxes	3,701,446	5,948,171
Income tax (expense)	(1,196,123)	(2,297,685)
Net income	2,505,323	3,650,486

Basic per share information:
Net income available to common stockholders	$0.09	$0.16
Weighted average shares outstanding	27,552,122	23,188,380

Diluted per share information:
Net income available to common stockholders	$0.09	$0.15
Weighted average shares outstanding	28,528,604	23,914,035

See Notes to Consolidated Financial Statements.

Vitacost.com, Inc.

Consolidated Statements of Stockholders' Equity
For the Three Months Ended March 31, 2010 (unaudited)

			Additional	Accumulated Other
	Common Stock		Paid-In	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balance, December 31, 2009	27,488,353	$275	71,932,256	-	$2,567,111	74,499,642
Stock options exercised	212,100	2	755,054	-	-	755,056
Stock based compensation expense	-	-	156,470	-	-	156,470
Income tax benefit on stock options exercised	-	-	388,160	-	-	388,160
Change related to securities available for sale	-	-	-	(3,436)	-	(3,436)
Net income	-	-	-	-	2,505,323	2,505,323
Balance, March 31, 2010	27,700,453	$277	$73,231,940	$(3,436)	$5,072,434	$78,301,215

See Notes to Consolidated Financial Statements.

Vitacost.com, Inc.

Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2010 and 2009 (unaudited)

	2010	2009
Cash Flows From Operating Activities
Net income	$2,505,323	$3,650,486
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,081,691	838,585
Amortization of intangibles	1,125	751
Amortization of premium on securities available for sale	154,472	-
Change in fair value of interest rate swap	13,327	(36,327)
Stock based compensation expense	156,470	100,000
Deferred taxes	393,889	950,000
Provision for inventory reserve	(94,648)	-
(Gain) loss on disposition of property and equipment and other assets	-	(1,078)
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(246,166)	(219,829)
Other receivables	(146,345)	(261,636)
Inventory	190,740	(196,334)
Prepaid expenses	(944,422)	(68,319)
Increase (decrease) in:
Accounts payable	2,013,555	(2,057,451)
Deferred revenue	(1,029,434)	76,766
Accrued expenses	1,085,094	335,907
Income taxes payable	315,274	1,346,776
Net cash provided by operating activities	5,449,945	4,458,297
Cash Flows From Investing Activities
Proceeds from disposition of property, equipment and intangible assets	-	12,932
Payments for the purchase of property and equipment	(2,053,248)	(1,455,853)
Increase in deposits	(4,264,246)	-
Purchase of securities available for sale	(3,688,550)	-
Proceeds from sale of securities available for sale	3,700,000	-
Net cash used in investing activities	(6,306,044)	(1,442,921)
Cash Flows From Financing Activities
Principal payments on note payable	(273,943)	(275,283)
Net borrowings on line of credit	(19,001)	(2,724,140)
Repayments on capital lease obligation	(16,739)	(7,044)
Proceeds from the exercise of stock options	755,056	-
Stock based tax benefit	388,160	-
Net cash provided by (used in) financing activities	833,533	(3,006,467)
Net (decrease) increase	(22,566)	8,909
Cash and cash equivalents:
Beginning	8,658,157	61,326
Ending	$8,635,591	$70,235

(Continued)

Vitacost.com, Inc.

Consolidated Statements of Cash Flows (Continued)
For the Three Months Ended March 31, 2010 and 2009 (unaudited)

	2010	2009
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$113,793	$218,587
Income taxes	$100,000	$70,000

Supplemental Schedule of Noncash Investing and Financing Activities
Property and equipment purchased through notes payable	$-	$249,571

See Notes to Consolidated Financial Statements.

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

Basis of Presentation:  The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and Rule 10-01 of Regulation SX.  Accordingly, they do not include all of the information and related footnotes that would normally be required by accounting principles generally accepted  in the United States of America for complete financial reporting.  These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2009.

The accompanying unaudited consolidated financial statements include all adjustments (consisting of a normal recurring nature) that management considers necessary for a fair statement of financial information for the interim periods.  Interim results are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2010.

Principals of consolidation:  The consolidated financial statements include the accounts of Vitacost and any wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Earnings per share:  The Company computes earnings per share by dividing net income by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed by giving effect to all potentially dilutive common shares, including stock options. There were no common stock equivalents excluded from the weighted-average diluted shares outstanding as their exercise price did not exceed market value. The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding for three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
Weighted-average shares outstanding — basic	27,552,122	23,188,380
Stock options	976,482	725,655
Weighted-average shares outstanding — diluted	28,528,604	23,914,035

Securities available for sale: Available-for-sale securities consist of investment grade municipal debt securities not classified as trading or held-to-maturity.  Available-for-sale securities are stated at fair value and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity.  The aggregate fair value of securities available for sale as of March 31, 2010 and December 31, 2009 was $35,617,869 and $35,787,227 respectively, which approximates cost.   The fair value of available-for-sale securities by contractual maturity as of March 31, 2010, was as follows:

March 31,
2009
Due within one year	$6,318,357
Due after one year through three years	3,952,390
Due after three years	25,347,122
$35,617,869

Derivative financial instruments:  The Company’s risk management policy is to use derivative financial instruments, as appropriate, to manage the interest expense related to the debt with variable interest rates.  These instruments are not designated as hedges for financial reporting purposes; accordingly, gains and losses related to fair value are reflected in the statement of operations at each reporting date.  During 2007, the Company entered into two interest rate swap agreements with initial notional amounts of $3,360,000 and $1,849,263, respectively.  These swaps require the Company to pay a fixed rate of 6.81% and 6.85%, respectively, and receive a floating interest payment based on LIBOR plus 1.4% and 1.75%, respectively.  During 2008, the Company entered into another interest rate swap agreement with an initial notional amount of $2,573,884, which requires the Company to pay a fixed rate of 6.03%, and receive a floating interest payment based on LIBOR plus 2.5%.  As of March 31, 2010 and December 31, 2009, these interest rate swaps had a fair value of ($482,046) and ($468,719), respectively.  Changes in fair value are included in interest expense in the accompanying statements of operations.  The fair value of the interest rate derivatives is based on valuation models that take into account items such as maturity dates, interest rate yield curves, our creditworthiness and that of the counterparty and other data.  The data sources that are significant are level 2 in the fair value hierarchy as defined by the relevant accounting literature.

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

The Company’s interest rate swaps are pay-fixed, receive-variable interest rate swaps based on LIBOR swap rate.  The LIBOR swap rate is observable at commonly quoted intervals for the full term of the swaps and therefore is considered a level 2 item.  For the period March 31, 2010, the application of valuation techniques applied to similar assets and liabilities has been consistent.

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

Concentration of credit risk:  The Company’s cash and cash equivalents are held by one major financial institution; however, risk of loss is mitigated by the size and financial health of the institution.

Recent accounting pronouncements: In January 2010, authoritative guidance was issued requiring enhanced disclosures for fair value measurements.  Entities are required to separately disclose the amounts and reasons of significant transfers in and out of the first two levels of the fair value hierarchy. Entities are also required to present information about purchases, sales, issuance and settlements of fair value measurements within the third level of the fair value hierarchy on a gross basis.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

Note 2.      Inventory

Inventory consists of the following as of March 31, 2010 and December 31, 2009

	March 31,	December 31,
	2010	2009
Raw materials	$4,303,504	$4,734,772
Work in process	3,839,051	3,687,426
Finished goods	20,115,346	20,026,443
	28,257,901	28,448,641
Less: Inventory reserve	257,109	351,757
	$28,000,792	$28,096,884

Note 3.      Property and Equipment

Property and equipment consists of the following as of March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009
Buildings and building improvements	$7,917,015	$7,904,870
Furniture, fixtures and equipment	13,363,791	12,912,917
Computers	3,841,312	3,644,992
Software	5,696,807	4,800,157
Leasehold improvements	1,508,158	1,117,712
Land	460,000	460,000
	32,787,083	30,840,648
Less accumulated depreciation	10,455,711	9,374,019
	22,331,372	21,466,629
Construction-in-progress	602,088	495,274
	$22,933,460	$21,961,903

Note 4.      Notes Payable

In February 2007 and in connection with the purchase of a new distribution center in North Carolina, the Company entered into a promissory note agreement in the amount of $3,360,000.  The promissory note is to be repaid in monthly payments of principal and interest at a rate equal to one-month LIBOR plus 1.4% (1.65 % and 1.63% as of March 31, 2010 and December 31, 2009, respectively) with final payment of $2,699,166 due on February 14, 2014.  The loan is collateralized by the property purchased with a depreciated cost of $3,783,479 as of March 31, 2010.  The note contains certain restrictive covenants, which require minimum financial ratios, including funded debt to EBITDA and a fixed coverage ratio.  As of March 31, 2010, the Company was in compliance with these covenants.  Borrowings outstanding as of March 31, 2010 and December 31, 2009 were $3,098,524 and 3,121,903, respectively.

On April 23, 2007, the Company entered into a promissory note in the amount of $1,535,467 with a bank to finance the purchase of machinery and equipment.  The note bears interest at one-month LIBOR plus 1.75% (2.00 % and 1.98% as of March 31, 2010 and December 31, 2009, respectively) and is payable in 60 monthly principal and interest payments.  The note contains certain restrictive covenants, which require minimum financial ratios, including funded debt to EBITDA and a fixed coverage ratio.  The note is collateralized by the equipment that was purchased with a depreciated cost of $1,090,921 as of March 31, 2010.   On October 11, 2007, the note was amended to increase borrowings by $313,796, totaling $1,849,263.  Borrowings outstanding as of March 31, 2010 and December 31, 2009 were $955,452 and $1,407,916, respectively.

On November 13, 2007, the Company entered into a promissory note in the amount of $2,521,797 with a bank to finance the purchase of machinery and equipment.  The note bears interest at 1-month LIBOR plus 2.5% (2.75 % and 2.73% as of March 31, 2010 and December 31, 2009, respectively) and is payable in 60 monthly principal and interest payments.  The note was amended on December 19, 2007 to increase the balance to $2,617,509.  The note is collateralized by equipment purchased with a depreciated cost of $1,839,174 as of March 31, 2009.  Borrowings outstanding on the note as of March 31, 2010 and December 31, 2009 were $1,439,630 and $1,570,506, respectively.

	March 31,	December 31,
	2010	2009
Note payable to a bank, payable in monthly installments of principal and interest at 1-month LIBOR plus 1.4% (1.65% as of March 31, 2010), collateralized by land and building.	$3,098,524	$3,121,903
Note payable to a bank, bearing interest at 1-month LIBOR plus 1.75%, (2.00% as of March 31, 2010), payable in monthly installments of principal and interest through March 2012, collateralized by equipment	955,452	1,047,916
Note payable to a bank, payable in monthly installments of principal and interest at 1-month LIBOR plus 2.5% (2.75% as of March 31, 2010), collateralized by equipment	1,439,630	1,570,506
Note payable to a financial institution, payable in monthly installments of principal and interest through July 2011, at a fixed rate of 6.98%, unsecured	143,462	170,686

	5,637,068	5,911,011
Less current maturities	1,104,776	1,090,969
	$4,532,292	$4,820,042

Aggregate future maturities required on long-term debt as of March 31, 2010 are as follows:

Year Ending
December 31,
2010	$817,028
2011	1,064,105
2012	940,644
2013	116,265
2014	2,699,026
Thereafter	-
$5,637,068

Line of Credit: On August 3, 2007, the Company entered into a loan and security agreement with a financial institution with maximum borrowings equal to the lesser of $8,000,000 or the borrowing base amount which is based on a percentage of eligible inventories as outlined in the agreement.  The initial term of the agreement will be through August 2010 with the option to renew year to year unless terminated by either party.  The agreement also provides for letters of credit up to $1,000,000.  Borrowings bear interest at a rate equal to 1-month LIBOR plus 2.75% (3.00% and 2.98% as of March 31, 2010 and December 31, 2009, respectively).  The line of credit is collateralized by all personal property of the Company excluding equipment.  Under the agreement, the Company must maintain certain ratios.   Borrowings outstanding as of March 31, 2010 and December 31, 2009 were $3,439,182 and $3,458,183, respectively, which includes $1,284,182 and $753,183, respectively of checks issued which have not cleared the bank.  Amounts available on the line of credit as of March 31, 2010 were $4,560,818.

Note 5.      Stock Option Plan

A summary of our stock option activity related to common stock for the three months ended March 31, 2010 and 2009 is as follows:

	2010		2009
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of period	2,745,880	$5.67	3,370,500	$3.38
Granted	247,250	9.72	-	-
Exercised	(212,100)	3.56	-	-
Outstanding at period end	2,781,030	6.19	3,370,500	3.38
Exercisable at period end	2,168,378	$5.67	2,465,250	$3.20

The weighted average grant date fair value for options granted during the three months ended March 31, 2010 was $6.52.

As of March 31, 2010 and March 31, 2009, there was approximately $2,480,900 and $1,215,074, respectively, of total unrecognized compensation cost, net of estimated forfeitures related to stock options granted under the Company’s stock incentive plan, which is expected to be recognized over a weighted average period of .80 years.

Note 6.     Contingencies

The Company is involved in other various legal actions arising in the ordinary course of business.  In the opinion of management, none of these claims will have a material, adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

Note 7.      Income Taxes

The effective tax rate for the period ending March 31, 2010 was 32.3% compared to 38.6% for the period ending March 31, 2009.  The decrease is primarily related to the disqualifying disposition of the incentive stock options exercised in the period ending March 31, 2010, which resulted in a related tax benefit.

Note 8.      Subsequent Events

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

Overview

We are a leading online retailer and direct marketer, based on annual sales volume, of health and wellness products such as vitamins, dietary supplements, minerals, herbs, anti-oxidants, organic body and personal care products and sports nutrition and health foods. We offer our customers a selection of over 30,000 SKUs from over 1,600 third-party brands, such as New Chapter, Atkins, Nature’s Way, Twinlab, Burt’s Bees and Kashi and our own proprietary brands, Nutraceutical Sciences Institute (NSI), Cosmeceutical Sciences Institute (CSI), Best of All, Smart Basics and Walker Diet. We sell these products directly to consumers through our website, www.vitacost.com, as well as through our catalogs. Our website and catalogs allow customers to easily browse and purchase products at prices, on average, 30% to 60% lower than manufacturers’ suggested retail prices. We strive to offer our customers the broadest product selection of healthy living products at the best value, while providing superior customer service and timely and accurate delivery.

Our success is driven primarily by our ability to attract new customers and grow our product offerings. Our customers are typically individuals seeking value in their purchases of health and wellness products. Our active customer base, which we define as customers who have purchased from us within the last 12 months, has steadily increased from approximately 270,000 at the end of 2005 to approximately 1,132,064 as of March 31, 2010. For the first quarter of 2010, our per-customer acquisition cost, determined by dividing our acquisition-related marketing costs by the number of gross new customers, was $10.05.  On average, our customers make purchases from us two to three times a year, and over the last twelve months, our quarterly average order value has ranged between $73 and $76. Our 2008 customer surveys reveal that over 95% of respondents are likely to reorder, citing as key factors our product selection and quality, competitive prices and speed and accuracy of shipment.

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

Sources of Revenue

We derive our revenue principally through the sale of product and freight billed to customers associated with the shipment of product. Our primary source of revenue is the sale of products. For the three months ended March 31, 2010, product net sales accounted for approximately 93% of our total net sales with freight comprising the remainder. The ratio of product sales and freight remains unchanged compared to the three months ended March 31, 2009.

Cost of Goods Sold and Operating Expenses

Cost of Goods Sold. Cost of goods sold consists primarily of the cost of the product and the cost of shipping the product to the customer.

Fulfillment.  Fulfillment expenses include the costs of warehouse supplies, equipment, maintenance, employees and rent.

Sales and Marketing. Sales and marketing expenses include advertising and promotional expenditures, website referral expenditures, including third-party content license fees, traditional media advertising, catalog expenses and payroll related expenses for personnel engaged in marketing, sales, customer service, website development and maintenance, and new product research, development and introduction. We expense advertising costs as incurred.

General and Administrative. General and administrative expenses consist of management and executive compensation, credit card fees, professional services and general corporate expenses, such as depreciation, amortization, telephone expenses, office supplies and repairs and maintenance on office equipment.

Results of Operations

The following table sets forth certain condensed consolidated statements of operation data as a percentage of net sales for the three months ended March 31, 2010 and 2009, respectively:

	Three Months Ended
	March 31,
	(unaudited)
	2010	2009
Net sales	100.0%	100.0%
Cost of goods sold	71.4	67.3
Gross profit	28.6	32.7
Operating expenses:
Fulfillment	5.6	3.7
Sales and marketing	6.6	6.9
General and administrative	9.8	8.8
Total operating expense	22.0	19.4
Operating income	6.6	13.3
Net income	4.4	8.0

Comparison of Three Months Ended March 31, 2010 to Three Months Ended March 31, 2009

Net Sales .  Net sales increased by $11.3 million, or 24.6%, to $57.2 million for the three months ended March 31, 2010 from $45.9 million for the three months ended March 31, 2009.  A summary of net sales for the three months ended March 31, 2010 and 2009 is as follows (in thousands):

	Three Months Ended
	March 31,
	(unaudited)		$	%
	2010	2009	Increase	Increase
Third-party product (1)	$37,147,822	$28,373,478	$8,774,344	30.9%
Nutraceutical Sciences Institute and other proprietary products	15,889,422	14,004,453	1,884,969	13.5%
Billed shipping and handling	4,138,899	3,506,102	632,797	18.0%
	$57,176,143	$45,884,033	$11,292,110	24.6%

(1)  Third-party product includes advertising and fees earned from affiliate programs of approximately $343,000 and $530,000 for the three months ended March 31, 2010 and 2009, respectively.

The increase in net sales was primarily the result of a net increase in our customer base and a 19% increase in the number of orders compared to the three months ended March 31, 2009. We generated approximately 216,000 new customers in the quarter bringing the total number of active customers to 1,132,064 at the end of March. We believe the increase in our customer base and number of customer orders are primarily due to consistently providing good value. We believe that we will continue to grow our customer base and number of customer orders at rates at or above the growth rates of the overall health and wellness market.  During the quarter sales were impacted by approximately $600,000 due to promotional activity to mitigate the expense of transferring  inventory from the Company’s former distribution center in North Las Vegas to its newly opened facility in South Las Vegas.

Net sales of our proprietary products, including our NSI-branded products, increased by $1.9 million, or 13.5%, from $14.0 million for the three months ended March 31, 2009 to $15.9 million for the three months ended March 31, 2010, and sales of third-party products increased by $8.8 million, or 30.9%, from $28.4 million for the three months ended March 31, 2009 to $37.1 million for the three months ended March 31, 2010.  During the quarter the Company experienced a temporary increase in backorders on select proprietary products primarily due to a manufacturing logistics issue at the Lexington, NC facility which impacted sales approximately $1.2 million for the quarter.

Cost of Goods Sold. Cost of goods sold increased by $9.9 million, or 32.1%, to $40.8 million for the three months ended March 31, 2010 from $30.9 million for the three months ended March 31, 2009. As a percentage of net sales, cost of goods sold increased  to 71.4% for 2010 from 67.3% for 2009 primarily due to a shift in product mix to third-party product and higher shipping costs due to an increased level of split shipped orders to maintain the Company’s high level of customer service.

Gross Profit. As a result of the changes discussed in net sales and cost of goods sold, gross profit increased by $1.4 million, or 9.1%, to $16.4 million for the three months ended March 31, 2010 from $15.0 million for the three months ended March 31, 2009 and gross profit as a percentage of net sales decreased to 28.6% in 2010 from 32.7% in 2009.

Our gross profit is affected by product mix, consumer and competitor price elasticity, and increased purchasing power due to higher sales volume of third-party product and the raw materials used for manufacturing our proprietary products. Our increase in gross profit for the three months ended March 31, 2010, compared to the three months ended March 31, 2009, was primarily due to higher sales volume partially offset by a product mix shift to lower margin third party product sales caused by a temporary increase in backorders of our proprietary products,  increased shipping expenses and increased promotional activity.

Fulfillment. Fulfillment expense increased $1.5 million, or 87.7%, to $3.2 million for the three months ended March 31, 2010 from $1.7 million for the three months ended March 31, 2009. As a percentage of net sales, fulfillment expense increased  to 5.6% for 2010 from 3.7% for 2009. The increase in fulfillment expense as a percentage of net sales was primarily attributable to operating duplicate distribution centers in Las Vegas in order to ensure there were no disruptions to our service levels while the new distribution center was officially opened.

Sales and Marketing. Sales and marketing expense increased approximately $602,000 or 19.1%, to $3.7 million for the three months ended March 31, 2010 from $3.1 million for the three months ended March 31, 2009. As a percentage of sales, sales and marketing expense decreased to 6.6% for 2010 from 6.9% for 2009. The decrease as a percentage of revenue was primarily related to the deferral of certain marketing and promotional campaigns to subsequent quarters and a proactive decision to pull back marketing spending on the propertary NSI brand due to the manufacturing issues discussed above.

General and Administrative. General and administrative expenses increased $1.6 million, or 38.6%, to $5.6 million for the three months ended March 31, 2010 from $4.0 million for the three months ended March 31, 2009. The increase was primarily due to higher year-over-year legal expenses and increased costs associated with being a public company.

Interest Expense. Interest expense decreased approximately $55,000, or 30.2%, to $127,100 for the three months ended March 31, 2010 from $182,100 for the three months ended March 31, 2009.

Income Tax Benefit (expense). Income tax expense decreased  by approximately $1.1 million, or 47.9%, to $1.2 million for the three months ended March 31, 2010. The change is primarily the result of  lower income before tax of $3,701,446  for the three months ended March 31, 2010 compared to $5,948,171 for the three months ended March 31, 2009 and a decrease in the effective tax rate to 32.3% from 38.6% primarily related to the disqualifying disposition of the incentive stock options exercised in the period ending March 31, 2010, which resulted in a related tax benefit.

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

The significant components of our working capital are cash and cash equivalents, inventory and accounts receivable, primarily from credit cards processors, reduced by accounts payable, accrued expenses and our line of credit. Cash and cash equivalents consist of cash and money market accounts.  The working capital characteristics of our business allow us to collect cash from sales to customers within a few business days of the related sale, while we typically have extended payment terms with our suppliers. At March 31, 2010, we had $8,635,591 in cash and cash equivalents and a working capital surplus of $48.1 million compared with $8,658,157 in cash and cash equivalents and working capital surplus of approximately $49.6 million at December 31, 2009.

Amounts deposited with third party financial institutions exceed the Federal Deposit Insurance Corporation, or FDIC, and Securities Investor Protection Corporation, or SIPC, insurance limits, as applicable.  These cash and cash equivalent balances could be impacted if the underlying financial institutions fail or are subjected to other adverse conditions in the financial markets.  To date we have experienced no loss or lack of access to our cash and cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

The preparation of these financial statements requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. Critical accounting policies are those that are the most important portrayal of our financial condition and results of operations and require our most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our most critical accounting policies pertain to revenue recognition, stock based compensation, inventories, income taxes, goodwill and intangible assets. In applying such policies, we exercise our best judgment and best estimates. For a further discussion of these Critical Accounting Policies and Estimates, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-k, as filed with the Securities and Exchange Commission on March 30, 2010 for the year ended December 31, 2009.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial and Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2010, our Chief Executive Officer and Chief Financial and Accounting Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 1A.          RISK FACTORS

In addition to the risk factors included below, please refer to the Risk Factors section of our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 30, 2010, for a complete explanation for the risk factors affecting our business.  Other than the risk factors included below, there have been no material change from the risk factors previously disclosed on our Form 10-K, as filed with the Securities and Exchange Commission on March 30, 2010.

Complying with healthcare reform legislation could increase our costs and have a material adverse effect on our business, financial condition or results of operations.

  The Patient Protection and Affordable Care Act was signed into law in March, 2010.   This act may require us to make additional contributions to the health care programs currently offered to our employees, which may have an adverse impact on our results of operations and cash flows.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

During the quarter ended March 31, 2010, we made no sales of unregistered securities.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	[REMOVED AND RESERVED.]

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits

3(i)	Amended and Restated Certificate of Incorporation of Vitacost.com, Inc. (1)
3(i)	Amendment to Amended and Restated Certificate of Incorporation of Vitacost.com, Inc. (2)
3(ii)	Amended and Restated Bylaws of Vitacost.com, Inc. (3)
3.1	Certificate of Designation of Series A Junior Participating Preferred Stock of Vitacost.com, Inc. (4)
4.1	Rights Agreement dated as of March 24, 2010 by and between the Registrant and Mellon Investor Services LLC, as Rights Agent. (5)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as Exhibit 3(i)(1) to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 20, 2007.
(2)	Filed as Exhibit 3(i)(2) to Amendment No. 5 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2009.
(3)	Filed as Exhibit 3(ii) to Amendment No. 5 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2009.
(4)	Filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed with her Securities and Exchange Commission on March 24, 2010.
(5)	Filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed with her Securities and Exchange Commission on March 24, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VITACOST.COM, INC.

/s/ RICHARD P. SMITH
Richard P. Smith
Chief Financial Officer

Date: May 17, 2010

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