Form 10-Q
period 2010-06-30
Vitacost.com, Inc.
filed 2010-08-16
CIK 1401688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No ☒

As of  August 2, 2010, 27,757,460 shares of the registrant’s common stock were outstanding.

Vitacost.com, Inc.

PART I.       FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

Vitacost.com, Inc.

Consolidated Balance Sheets
June 30, 2010 and December 31, 2009

	June 30,
	2010	December 31,
Assets	(unaudited)	2009
Current Assets
Cash and cash equivalents	$5,200,757	$8,658,157
Securities available for sale	35,173,777	35,787,227
Accounts receivable	850,565	735,355
Other receivables	1,107,741	1,055,372
Inventory, net	30,603,063	28,096,884
Prepaid expenses	2,816,430	1,988,538
Deferred tax asset	1,067,966	1,167,724
Total current assets	76,820,299	77,489,257

Property and equipment, net	33,854,239	21,961,903

Goodwill	2,200,000	2,200,000
Intangible assets, net	7,196	9,446
Deposits	191,568	4,656,128
Deferred tax asset	1,377,605	1,361,817
	3,776,369	8,227,391

Total assets	$114,450,907	$107,678,551

Liability and Stockholders' Equity
Current Liabilities
Line of credit	$1,322,075	$3,458,183
Current maturities of notes payable	1,107,881	1,090,969
Current maturities of capital lease obligations	4,935	35,452
Accounts payable	23,975,073	18,052,495
Deferred revenue	754,461	1,919,352
Accrued expenses	5,198,090	3,282,476
Income taxes payable	-	51,221
Total current liabilities	32,362,515	27,890,148

Notes payable, less current maturities	4,254,340	4,820,042
Interest rate swap liability	517,194	468,719
Total liabilities	$37,134,049	$33,178,909

Commitments and Contingencies

Stockholders' Equity
Preferred stock, par value $.00001 per share; authorized 25,000,000;
no shares issued and outstanding at June 30, 2010 and December 31, 2009	-	-
Common stock, par value $.00001 per share; authorized 100,000,000;
27,755,453 and 27,488,353 shares issued and outstanding at
June 30, 2010 and December 31, 2009, respectively	278	275
Additional paid-in capital	73,661,567	71,932,256
Accumulated other comprehensive income	3,838	-
Retained earnings	3,651,175	2,567,111
Total stockholders' equity	77,316,858	74,499,642
Total liabilities and stockholders' equity	$114,450,907	$107,678,551

See Notes to Consolidated Financial Statements.

Vitacost.com, Inc.

Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2010 and 2009 (unaudited)

	Three Months Ended		Six Months Ended
	2010	2009	2010	2009

Net sales	$53,951,899	$47,278,486	$111,128,043	$93,162,519
Cost of goods sold	39,691,912	32,183,374	80,500,282	63,065,496
Gross profit	14,259,987	15,095,112	30,627,761	30,097,023

Operating expenses:
Fulfillment	3,782,845	2,026,028	6,985,951	3,732,188
Sales and marketing	5,134,178	3,150,962	8,883,448	6,298,129
General and administrative	7,342,990	4,088,490	12,969,927	8,150,375
	16,260,013	9,265,480	28,839,326	18,180,692

Operating (loss) income	(2,000,026)	5,829,632	1,788,435	11,916,331

Other income (expense):
Interest income	32,360	21,127	60,869	42,254
Interest expense	(150,136)	(56,552)	(277,256)	(238,812)
Other income (expense)	4,482	1,267	16,079	23,872
	(113,294)	(34,158)	(200,308)	(172,686)
(Loss) income before income taxes	(2,113,320)	5,795,474	1,588,127	11,743,645
Income tax benefit (expense)	692,060	(2,256,809)	(504,063)	(4,554,494)
Net (loss) income	$(1,421,260)	$3,538,665	$1,084,064	$7,189,151

Basic per share information:
Net (loss) income available to common stockholders	$(0.05)	$0.15	$0.04	$0.31
Weighted average shares outstanding	27,730,690	22,880,780	27,642,960	22,880,780

Diluted per share information:
Net (loss) income available to common stockholders	$(0.05)	$0.15	$0.04	$0.31
Weighted average shares outstanding	27,730,690	23,476,033	28,448,891	23,481,562

See Notes to Consolidated Financial Statements.

Vitacost.com, Inc.

Consolidated Statements of Stockholders' Equity
For the Six Months Ended June 30, 2010 (unaudited)

			Additional	Accumulated Other
	Common Stock		Paid-In	Comprehensive	Retained
	Shares	Amount	Capital	Income	Earnings	Total
Balance, December 31, 2009	27,488,353	$275	$71,932,256	-	$2,567,111	$74,499,642
Stock options exercised	267,100	3	847,114	-	-	847,117
Stock based compensation expense	-	-	349,473	-	-	349,473
Income tax benefit on stock options exercised	-	-	532,724	-	-	532,724
Unrealized gains related to securities available for sale	-	-	-	$3,838	-	3,838
Net income	-	-	-	-	1,084,064	1,084,064
Balance, June 30, 2010	27,755,453	$278	$73,661,567	$3,838	$3,651,175	$77,316,858

See Notes to Consolidated Financial Statements.

Vitacost.com, Inc.

Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2010 and 2009 (unaudited)

	2010	2009
Cash Flows From Operating Activities
Net income	$1,084,064	$7,189,151
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	2,403,344	1,700,052
Amortization of intangibles	2,250	2,251
Amortization of premium on debt securities available for sale	334,631	-
Change in fair value of interest rate swap	48,475	(191,287)
Stock based compensation expense	349,473	226,301
Deferred taxes	83,970	950,000
Provision for inventory reserve	239,894	(98)
(Gain) loss on disposition of property and equipment and other assets	-	(1,078)
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(115,210)	(266,604)
Other receivables	(52,369)	(134,007)
Inventory	(2,746,073)	(2,875,171)
Prepaid expenses	(827,892)	(1,055,141)
Increase (decrease) in:
Accounts payable	5,922,578	(2,511,121)
Deferred revenue	(1,164,891)	59,392
Accrued expenses	1,915,614	290,424
Income taxes payable	(51,221)	2,452,859
Net cash provided by operating activities	7,426,637	5,835,923
Cash Flows From Investing Activities
Proceeds from disposition of property, equipment
and intangible assets	14,057	12,932
Payments for the purchase of property and equipment	(14,309,737)	(3,450,321)
Decrease (increase) in deposits	4,464,560	(105,322)
Purchase of securities available for sale	(12,022,343)	-
Proceeds from maturities of securities available for sale	12,305,000	-
Net cash used in investing activities	(9,548,463)	(3,542,711)
Cash Flows From Financing Activities
Principal payments on notes payable	(548,790)	(546,698)
Net borrowings on line of credit	(2,136,108)	(1,801,135)
Repayments on related party note payable	-	(500,000)
Repayments on capital lease obligation	(30,517)	(28,055)
Proceeds from the exercise of stock options	847,117	13,813
Stock based tax benefit	532,724	1,058,584
Payments for redemption of common stock	-	(500,000)
Net cash used in financing activities	(1,335,574)	(2,303,491)
Net decrease	(3,457,400)	(10,279)
Cash and cash equivalents:
Beginning	8,658,157	61,326
Ending	$5,200,757	$51,047

(Continued)

Vitacost.com, Inc.

Consolidated Statements of Cash Flows (Continued)
For the Three Months Ended June 30, 2010 and 2009 (unaudited)

	2010	2009
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$228,781	$430,099
Income taxes	$1,422,025	$-

Supplemental Schedule of Noncash Investing and Financing Activities
Property and equipment purchased through notes payable	$-	$279,571

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

Earnings per share:  The Company computes earnings per share by dividing net income by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed by giving effect to all potentially dilutive common shares, including stock options. The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Weighted-average shares outstanding - basic	27,730,690	22,880,780	27,642,960	22,880,780
Stock options	-	595,253	805,931	600,782
Weighted-average shares outstanding - diluted	27,730,690	23,476,033	28,448,891	23,481,562

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Antidilutive common stock equivalents excluded from
diluted earnings per share	1,354,833	1,732,243	481,000	1,732,243

Securities available for sale: Available-for-sale securities consist of investment grade municipal debt securities not classified as trading or held-to-maturity.  Available-for-sale securities are stated at fair value and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity.  Premiums and discounts on investments in debt securities are amortized over the contractual lives of those securities.  The method of amortization results in a constant effective yield on those securities (the interest method).  Interest on debt securities is recognized in income as earned.  Realized gains and losses, including losses from declines in value of specific securities determined by management to be other-than-temporary, are included in income.  Realized gains and losses are determined on the basis of the average cost of the securities sold. The aggregate fair value of securities available for sale as of June 30, 2010 and December 31, 2009 is $35,173,777 and $35,787,227 respectively, which approximates cost.   The fair value of available-for-sale securities by contractual maturity as of June 30, 2010, is as follows:

June 30,
2010
Due within one year	$9,358,745
Due after one year through three years	4,850,238
Due after three years	20,964,794
$35,173,777

Derivative financial instruments:  The Company’s risk management policy is to use derivative financial instruments, as appropriate, to manage the interest expense related to the debt with variable interest rates.  These instruments are not designated as hedges for financial reporting purposes; accordingly, gains and losses related to fair value are reflected in the statement of operations at each reporting date.  During 2007, the Company entered into two interest rate swap agreements with initial notional amounts of $3,360,000 and $1,849,263, respectively.  These swaps require the Company to pay a fixed rate of 6.81% and 6.85%, respectively, and receive a floating interest payment based on LIBOR plus 1.4% and 1.75%, respectively.  During 2008, the Company entered into another interest rate swap agreement with an initial notional amount of $2,573,884, which requires the Company to pay a fixed rate of 6.03%, and receive a floating interest payment based on LIBOR plus 2.5%.  As of June 30, 2010 and December 31, 2009, these interest rate swaps had a fair value of ($517,194) and ($468,719), respectively.  Changes in fair value are included in interest expense in the accompanying statements of operations.  The fair value of the interest rate derivatives is based on valuation models that take into account items such as maturity dates, interest rate yield curves, the Company’s creditworthiness and that of the counterparty and other data.  The data sources that are significant are level 2 in the fair value hierarchy as defined by the relevant accounting literature.

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

The Company’s interest rate swaps are pay-fixed, receive-variable interest rate swaps based on LIBOR swap rate.  The LIBOR swap rate is observable at commonly quoted intervals for the full term of the swaps and therefore is considered a level 2 item.  For the six month period ended June 30, 2010, the application of valuation techniques applied to similar assets and liabilities has been consistent and there have been no significant transfers within the first two levels of the hierarchy.

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

Recent accounting pronouncements: In January 2010, authoritative guidance was issued requiring enhanced disclosures for fair value measurements.  Entities are required to separately disclose the amounts and reasons of significant transfers in and out of the first two levels of the fair value hierarchy. Entities are also required to present information about purchases, sales, issuance and settlements of fair value measurements within the third level of the fair value hierarchy on a gross basis.  As this guidance is disclosure related only, the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Note 2. Inventory

Inventory consists of the following as of June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009
Raw materials	$4,265,108	$4,734,772
Work in process	3,604,981	3,687,426
Finished goods	23,324,625	20,026,443
	31,194,714	28,448,641
Less: Inventory reserve	591,651	351,757
	$30,603,063	$28,096,884

Note 3. Property and Equipment

Property and equipment consists of the following as of June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009
Buildings and building improvements	$8,022,896	$7,904,870
Furniture, fixtures and equipment	19,810,937	12,912,917
Computers	4,100,624	3,644,992
Software	6,493,140	4,800,157
Leasehold improvements	2,315,401	1,117,712
Land	460,000	460,000
	41,202,998	30,840,648
Less accumulated depreciation	11,777,364	9,374,019
	29,425,634	21,466,629
Construction-in-progress	4,428,605	495,274
	$33,854,239	$21,961,903

Construction-in-progress primarily relates to the expansion project of the Lexington, NC distribution facility.  The project is expected to be completed in 2011.

Note 4. Notes Payable

In February 2007 and in connection with the purchase of a new distribution center in North Carolina, the Company entered into a promissory note in the amount of $3,360,000.  The promissory note is to be repaid in monthly payments of principal and interest at a rate equal to one-month LIBOR plus 1.4% (1.75 % and 1.63% as of June 30, 2010 and December 31, 2009, respectively) with final payment of $2,699,166 due on February 14, 2014.  The loan is collateralized by the property purchased with a depreciated cost of $3,760,412 as of June 30, 2010.  The note contains certain restrictive covenants, which require minimum financial ratios, including funded debt to EBITDA and a fixed coverage ratio.  As of June 30, 2010, the Company was in compliance with these covenants.  Borrowings outstanding as of June 30, 2010 and December 31, 2009 were $3,074,216 and 3,121,903, respectively.

On April 23, 2007, the Company entered into a promissory note in the amount of $1,535,467 with a bank to finance the purchase of machinery and equipment.  The note bears interest at one-month LIBOR plus 1.75% (2.10 % and 1.98% as of June 30, 2010 and December 31, 2009, respectively) and is payable in 60 monthly principal and interest payments.  The note contains certain restrictive covenants, which require minimum financial ratios, including funded debt to EBITDA and a fixed coverage ratio.  The note is collateralized by the equipment that was purchased with a depreciated cost of $1,016,734 as of June 30, 2010.   On October 11, 2007, the note was amended to increase borrowings by $313,796, totaling $1,849,263.  Borrowings outstanding as of June 30, 2010 and December 31, 2009 were $862,990 and $1,047,916, respectively.

On November 13, 2007, the Company entered into a promissory note in the amount of $2,521,797 with a bank to finance the purchase of machinery and equipment.  The note bears interest at one-month LIBOR plus 2.5% (2.85 % and 2.73% as of June 30, 2010 and December 31, 2009, respectively) and is payable in 60 monthly principal and interest payments.  The note was amended on December 19, 2007 to increase the balance to $2,617,509.  The note is collateralized by equipment purchased with a depreciated cost of $1,742,259 as of June 30, 2009.  Borrowings outstanding on the note as of June 30, 2010 and December 31, 2009 were $1,308,755 and $1,570,506, respectively.

	June 30,	December 31,
	2010	2009
Note payable to a bank, payable in monthly installments of principal and interest at 1-month LIBOR plus 1.4% (1.75% as of June 30,
2010), collateralized by land and building.	$3,074,716	$3,121,903
Note payable to a bank, bearing interest at 1-month LIBOR plus 1.75%,
(2.10% as of June 30, 2010), payable in monthly installments of
principal and interest through March 2012, collateralized by equipment	862,990	1,047,916
Note payable to a bank, payable in monthly installments of principal and interest at 1-month LIBOR plus 2.5% (2.85% as of June 30,
2010), collateralized by equipment	1,308,755	1,570,506
Note payable to a financial institution, payable in monthly installments of principal and interest through July 2011, at a fixed rate of 6.98%,
unsecured	115,760	170,686

	5,362,221	5,911,011
Less current maturities	1,107,881	1,090,969
	$4,254,340	$4,820,042

Aggregate future maturities required on long-term debt as of June 30, 2010 are as follows:

Year Ending
December 31,
2010	$542,179
2011	1,064,105
2012	940,645
2013	116,265
2014	2,699,027
$5,362,221

Line of Credit: On August 3, 2007, the Company entered into a loan and security agreement with a financial institution with maximum borrowings equal to the lesser of $8,000,000 or the borrowing base amount which is based on a percentage of eligible inventories as outlined in the agreement.  The initial term of the agreement was through July 2010, which has been extended 90 days through October 2010.  The Company is currently in the process of renewing the agreement under similar terms and conditions for at least one year from the date of expiration of the 90 day extension  unless terminated by either party.  The agreement also provides for letters of credit up to $1,000,000.  Borrowings bear interest at a rate equal to one-month LIBOR plus 2.75% (3.10% and 2.98% as of June 30, 2010 and December 31, 2009, respectively).  The line of credit is collateralized by all personal property of the Company excluding equipment.  Under the agreement, the Company must maintain certain ratios.   Borrowings outstanding as of June 30, 2010 and December 31, 2009 were $1,322,075 and $3,458,183, respectively, which includes $1,322,075 and $753,183, respectively, of checks issued which have not cleared the bank.  Amounts available on the line of credit as of June 30, 2010 were $6,677,925.

Note 5.        Stock Option Plan

A summary of our stock option activity related to common stock for the six months ended June 30, 2010 and 2009 is as follows:

	2010		2009
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of period	2,745,880	$5.67	2,722,400	$4.07
Granted	247,250	9.72	29,200	7.50
Exercised	(267,100)	2.95	(52,400)	7.50
Forfeited	(12,900)	7.93	(110,000)	4.25
Outstanding at period end	2,713,130	6.27	2,589,200	3.86
Exercisable at period end	2,139,515	$5.76	2,080,697	$3.64

The weighted average grant date fair value for options granted during the six months ended June 30, 2010 was $6.52.

As of June 30, 2010 and 2009, there was approximately $2,292,615 and $1,045,000, respectively, of total unrecognized compensation cost, net of estimated forfeitures related to stock options granted under the Company’s stock incentive plan, which is expected to be recognized over a weighted average period of 1.37 years.

Note 6.    Contingencies

Except as set forth below, we are not subject to any litigation other than routine litigation of a nature customary for companies of our size. Except as set forth below, we have had no significant litigation and have not been the subject of any product liability litigation.

Securities Class Action

On May 24, 2010, a putative class action complaint was filed in the United States District Court for the Southern District of Florida against us and certain current and former officers and directors by a stockholder on behalf of herself and other stockholders who purchased our common stock between September 24, 2009 and April 20, 2010, captioned Miyahira v. Vitacost.com, Inc., Ira P. Kerker, Richard P. Smith, Stewart Gitler, Allen S. Josephs, David N. Ilfeld, Lawrence A Pabst, Eran Ezra, and Robert G. Trapp, Case 9:10-cv-80644-KLR.  The complaint asserts claims under Sections 11, 12(a)(2), and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder.  The complaint alleges that defendants violated the federal securities laws during the period by, among other things, disseminating false and misleading statements and/or concealing material facts concerning our current and prospective business and financial results.  The complaint also alleges that as a result of these actions our stock price was artificially inflated during the class period.  The complaint seeks unspecified compensatory damages, costs, and expenses.  We believe plaintiff's allegations are without merit and we plan to vigorously defend against them.

Derivative Action and Shareholder Demand

On July 16, 2010 we received a letter from a shareholder's counsel demanding that our board of directors take action against certain current and former officers and directors.  The factual allegations in the letter mirror those in the class action lawsuit discussed above.  On July 20, 2010, a complaint was filed by an alleged shareholder in the Circuit Court of the 15th Judicial Circuit for Palm Beach County, Florida, purportedly on our behalf.  The suit names our directors and certain officers as defendants. The factual allegations in this lawsuit mirror those in the class action lawsuit as well, and the claims are for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, insider trading, and waste of corporate assets.  The complaint seeks disgorgement, restitution, costs, expenses, and non-monetary equitable relief.  We are currently evaluating the best course of action to take in response to the demand letter and the derivative complaint.

Note 7. Income Taxes

The effective tax rate for the six months ended June 30, 2010 was 31.7% compared to 38.7% for the six months ended June 30, 2009.  The decrease is primarily related to the disqualifying disposition of incentive stock options exercised during the six months ended June 30, 2010, which resulted in a related tax benefit.

Note 8. Subsequent Events

On August 3, 2010, the Company entered into an agreement for management consulting services to be provided to the Company for a period of six months.  The Company is required to pay $140,000 over the term of the agreement, with an additional $140,000 due if certain conditions of the agreement are met.  The Company will also grant 200,000 nonqualified stock options in connection with the agreement.

On August 16, 2010, the Company announced the separation of its Chief Executive Officer (“CEO”) and the appointment of an interim CEO. The Company is currently assessing severance due the former CEO in accordance with the terms of his employment agreement.

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

Overview

We are a leading online retailer and direct marketer, based on annual sales volume, of health and wellness products such as vitamins, dietary supplements, minerals, herbs, anti-oxidants, organic body and personal care products and sports nutrition and health foods. We offer our customers a selection of approximately 40,000 SKUs from over 1,800 third-party brands, such as New Chapter, Atkins, Nature’s Way, Twinlab, Burt’s Bees and Kashi and our own proprietary brands, Nutraceutical Sciences Institute (NSI), Cosmeceutical Sciences Institute (CSI), Best of All, Smart Basics and Walker Diet. We sell these products directly to consumers through our website, www.vitacost.com, as well as through our catalogs. Our website and catalogs allow customers to easily browse and purchase products at prices, on average, 30% to 60% lower than manufacturers’ suggested retail prices. We strive to offer our customers the broadest product selection of healthy living products at the best value, while providing superior customer service and timely and accurate delivery.

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

Sources of Revenue

We derive our revenue principally through the sale of product and freight billed to customers associated with the shipment of product. Our primary source of revenue is the sale of products. For the six months ended June 30, 2010, product net sales accounted for approximately 93% of our total net sales with freight comprising the remainder. The ratio of product sales and freight remained unchanged compared to the six months ended June 30, 2009.

Cost of Goods Sold and Operating Expenses

Cost of Goods Sold. Cost of goods sold consists primarily of the cost of the product and the cost of shipping the product to the customer.

Fulfillment.  Fulfillment expenses include the costs of warehouse supplies, equipment, maintenance, employees and rent.

Sales and Marketing. Sales and marketing expenses include advertising and promotional expenditures, website referral expenditures, including third-party content license fees, traditional media advertising, catalog expenses and payroll related expenses for personnel engaged in marketing, sales, customer service, website development and maintenance. We expense advertising costs as incurred.

General and Administrative. General and administrative expenses consist of management and executive compensation, credit card fees, professional services and general corporate expenses, such as depreciation, amortization, telephone expenses, office supplies, repairs and maintenance on office equipment and new product research and development.

Results of Operations

The following table sets forth certain condensed consolidated statements of operations data as a percentage of net sales for the three and six months ended June 30, 2010 and 2009, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(unaudited)		(unaudited)
	2010	2009	2010	2009
Net sales	100.0%	100.0	100.0%	100.0
Cost of goods sold	73.6	68.1	72.4	67.7
Gross profit	26.4	31.9	27.6	32.3
Operating expenses:
Fulfillment	7.0	4.3	6.3	4.0
Sales and marketing	9.5	6.7	8.0	6.8
General and administrative	13.6	8.6	11.7	8.7
Total operating expense	30.1	19.6	26.0	19.5
Operating (loss) income	(3.7)	12.3	1.6	12.8
Net (loss) income	(2.6)	7.5	1.0	7.7

Comparison of Three Months Ended June 30, 2010 to Three Months Ended June 30, 2009

	Three Months Ended
	June 30,
	(unaudited)		$	%
	2010	2009	Increase	Increase
Third-party product	$35,203	$29,956	$5,247	17.5%
Nutraceutical Sciences Institute and other proprietary products	15,007	14,334	673	4.7%
Billed shipping and handling	3,742	2,988	754	25.2%
Net sales	53,952	47,278	6,674	14.1%
Cost of goods sold	39,692	32,183	7,509	23.3%
Gross profit	$14,260	$15,095	$(835)	-5.5%

Net Sales.  Net sales increased by $6.7 million, or 14.1%, to $54.0 million for the three months ended June 30, 2010 from $47.3 million for the three months ended June 30, 2009. Net sales of our proprietary products, including our NSI-branded products, increased by $673,000, or 4.7%, from $14.3 million for the three months ended June 30, 2009 to $15.0 million for the three months ended June 30, 2010, and sales of third-party products increased by $5.2 million, or 17.5%, from $30.0 million for the three months ended June 30, 2009 to $35.2 million for the three months ended June 30, 2010. Third-party product includes advertising and fees earned from affiliate programs of approximately $186,000 and $512,000 for the three months ended June 30, 2010 and 2009, respectively.

The increase in net sales was primarily the result of an increase in our customer base and the number of shipped orders compared to the three months ended June 30, 2009. Sales were negatively impacted in the early part of the quarter as we continued to work through the manufacturing logistics issue previously disclosed in the first quarter. During the process of reducing the level of back orders to normalized levels, we reduced marketing spending to not exacerbate the fulfillment issue on our proprietary products. Sales were also negatively impacted in the latter part of the second quarter from an increased competitive environment as many companies offered deep discounts. We responded and increased promotional spending including offering “free shipping” with various order sizes and product combinations.

Cost of Goods Sold. Cost of goods sold increased by $7.5 million, or 23.3%, to $39.7 million for the three months ended June 30, 2010 from $32.2 million for the three months ended June 30, 2009. As a percentage of net sales, cost of goods sold increased to  73.6% for the three months ended June 30, 2010 from  68.1% for the three months ended June 30, 2009 primarily due to a shift in product mix to higher cost third-party product and higher shipping costs due to an increased level of split shipped orders as we continued to work down the backlog of orders mentioned above in the early part of the quarter.

Gross Profit.  Gross profit decreased by $835,125, or 5.5%, to $14.3 million for the three months ended June 30, 2010 from $15.1 million for the three months ended June 30, 2009 and gross profit as a percentage of net sales decreased to 26.4% in the three months ended June 30, 2010 from 31.9% in the three months ended June 30, 2009.

Fulfillment. Fulfillment expense increased $1.8 million, or 86.7%, to $3.8 million for the three months ended June 30, 2010 from $2.0 million for the three months ended June 30, 2009. As a percentage of net sales, fulfillment expense increased to 7.0% for the three months ended June 30, 2010 from 4.3% for the three months ended June 30, 2009. The increase in fulfillment expense was primarily attributable to increased sales volume and operating duplicate distribution centers in Las Vegas in the early part of the quarter in order to ensure there were no disruptions to our service levels during transition to the new distribution center.

Sales and Marketing . Sales and marketing expense increased approximately $2.0 million, or 62.9%, to $5.1 million for the three months ended June 30, 2010 from $3.2 million for the three months ended June 30, 2009. As a percentage of sales, sales and marketing expense increased to 9.5% for the three months ended June 30, 2010 from 6.7% for the three months ended June 30, 2009. The increase in sales and marketing expense was primarily due to increased spending on renting of certain customer lists of approximately $650,000, on-line advertising of approximately $600,000 and an increase in staffing levels in our call center to meet increased call volume of approximately $200,000.

General and Administrative. General and administrative expenses increased $3.3 million, or 79.6%, to $7.3 million for the three months ended June 30, 2010 from $4.1 million for the three months ended June 30, 2009. The increase was primarily due to the proxy solicitation and other non-recurring items of approximately $1.4 million, increased depreciation expense primarily relating to the Las Vegas distribution center and other costs associated with being a public company.

Interest Expense. Interest expense increased approximately $93,600, or 165.5%, to $150,100 for the three months ended June 30, 2010 from $56,500 for the three months ended June 30, 2009. The increase was primarily a result of the change in the fair value of our interest rate swaps.

Income Tax Benefit (Expense). In the second quarter 2010, we recorded an income tax benefit of $692,000 compared to an income tax expense of $2.3 million for the three months ended June 30, 2009.  This is a result of our recognizing a loss before income taxes of $2,113,320 for the three months ended June 30, 2010 compared to income before taxes of $5,795,474 for the three months ended June 30, 2009 and a decrease in the effective tax rate to 32.7% from 38.9% primarily related to the disqualifying disposition of incentive stock options exercised in the three month period ended June 30, 2010

Comparison of Six Months Ended June 30, 2010 to Six Months Ended June 30, 2009

	Six Months Ended
	June 30,
	(unaudited)		$	%
	2010	2009	Increase	Increase
Third-party product	$72,351	$58,329	$14,022	24.0%
Nutraceutical Sciences Institute and other proprietary products	30,896	28,339	2,557	9.0%
Billed shipping and handling	7,881	6,494	1,387	21.4%
Net sales	111,128	93,162	17,966	19.3%
Cost of goods sold	80,500	63,065	17,435	27.6%
Gross profit	$30,628	$30,097	$531	1.8%

Net Sales.  Net sales increased by $18.0 million, or 19.3%, to $111.1 million for the six months ended June 30, 2010 from $93.2 million for the six months ended June 30, 2009. Net sales of our proprietary products, including our NSI-branded products, increased by $2.6 million, or 9.0%, from $28.3 million for the six months ended June 30, 2009 to $30.9 million for the six months ended June 30, 2010, and sales of third-party products increased by $14.0 million, or 24.0%, from $58.3 million for the six months ended June 30, 2009 to $72.4 million for the six months ended June 30, 2010. Third-party product includes advertising and fees earned from affiliate programs of approximately $529,000 and $1,041,000 for the six months ended June 30, 2010 and 2009, respectively.

The increase in net sales was primarily the result of an increase in our customer base and the number of shipped orders compared to the six months ended June 30, 2009.

Cost of Goods Sold. Cost of goods sold increased by $17.4 million, or 27.6%, to $80.5 million for the six months ended June 30, 2010 from $63.1 million for the six months ended June 30, 2009. As a percentage of net sales, cost of goods sold increased to 72.4% for the six months ended June 30, 2010 from 67.7% for the six months ended June 30, 2009 primarily due to a shift in product mix to higher cost third-party product and higher shipping costs due to an increased level of split shipped orders as we worked to reduce the backlog of orders caused by the manufacturing logistics issue.

Gross Profit. As a result of the changes discussed in net sales and cost of goods sold, gross profit increased by $531,000, or 1.8%, to $30.6 million for the six months ended June 30, 2010 from $30.1 million for the six months ended June 30, 2009 and gross profit as a percentage of net sales decreased to 27.6% for the six months ended June 30,2010 from 32.3% for the six months ended June 30, 2009.

Fulfillment. Fulfillment expense increased $3.3 million, or 87.2%, to $7.0 million for the six months ended June 30, 2010 from $3.7 million for the six months ended June 30, 2009. As a percentage of net sales, fulfillment expense increased to 6.3% for the six months ended June 30, 2010 from 4.0% for the six months ended June 30, 2009. The increase in fulfillment expense was primarily attributable to increased sales volume and operating duplicate distribution centers in Las Vegas in order to ensure there were no disruptions to our service levels while the new distribution center was officially opened.

Sales and Marketing. Sales and marketing expense increased approximately $2.6 million, or 41.0%, to $8.9 million for the six months ended June 30, 2010 from $6.3 million for the six months ended June 30, 2009. As a percentage of sales, sales and marketing expense increased to 8.0% for the six months ended June 30, 2010 from 6.8% for the six months ended June 30, 2009.  The increase in sales and marketing expense was primarily due to increased spending on renting of certain customer lists of approximately $650,000, on-line advertising of approximately $800,000 and an increase in staffing levels in our call center to meet increased call volume of approximately $300,000.

General and Administrative. General and administrative expenses increased $4.8 million, or 59.1%, to $13.0 million for the six months ended June 30, 2010 from $8.2 million for the six months ended June 30, 2009. The increase was primarily due to the proxy solicitation and other non-recurring items of approximately $1.4 million, increased depreciation expense primarily relating to the Las Vegas distribution center and other costs associated with being a public company.

Interest Expense. Interest expense increased approximately $38,500, or 16.1%, to $277,300 for the six months ended June 30, 2010 from $238,800 for the six months ended June 30, 2009.

Income Tax Benefit (expense) .. Income tax expense decreased by approximately $4.1 million, or 88.9%, to $504,100 for the six months ended June 30, 2010. The change is primarily the result of lower income before tax of $1,588,127 for the six months ended June 30, 2010 compared to $11,742,645 for the six months ended June 30, 2009 and a decrease in the effective tax rate to 31.7% from 38.8% primarily related to the disqualifying disposition of incentive stock options exercised in the six months ended June 30, 2010, which resulted in a related tax benefit.

Liquidity and Capital Resources The significant components of our working capital are cash and cash equivalents, inventory and accounts receivable, primarily from credit cards processors, reduced by accounts payable, accrued expenses and our line of credit. Cash and cash equivalents consist of cash and money market accounts.  The working capital characteristics of our business allow us to collect cash from sales to customers within a few business days of the related sale, while we typically have extended payment terms with our suppliers. At June 30, 2010, we had $5,200,757 in cash and cash equivalents and $35,173,777 of securities available for sale and a working capital surplus of $44.5 million compared with $8,658,157 in cash and cash equivalents and $35,787,227 of securities available for sale, and working capital surplus of approximately $49.6  million at December 31, 2009.

During the six months ended June 30, 2010, the Company expended approximately $14.3 million on property and equipment related primarily to the expansion of the distribution facilities at Las Vegas, NV and Lexington, NC.

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

The preparation of these financial statements requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. Critical accounting policies are those that are the most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our most critical accounting policies pertain to revenue recognition, stock based compensation, inventories, income taxes, goodwill and intangible assets. In applying such policies, we exercise our best judgment and best estimates. For a further discussion of these Critical Accounting Policies and Estimates, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 30, 2010 for the year ended December 31, 2009.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in the value of market risk sensitive instruments caused by fluctuations in interest rates, foreign exchange rates and commodity prices. Changes in these factors could cause fluctuations in the results of our operations and cash flows. However, we do not believe that a change in market interest rates would have a material effect on our results of operations or financial condition. Although we derive a portion of our sales outside of the United States, all of our sales are denominated in U.S. dollars. We have limited exposure to financial market risks, including changes in interest rates and foreign currency exchange rates.  Inflation generally affects us by increasing costs of raw materials, labor and equipment. We do not believe that inflation had any material effect on our results of operations in the periods presented in our financial statements.

ITEM 4.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial and Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2010, our Chief Executive Officer and Chief Financial and Accounting Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II.     OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

Except as set forth below, we are not subject to any litigation other than routine litigation of a nature customary for companies of our size. Except as set forth below, we have had no significant litigation and have not been the subject of any product liability litigation.

Securities Class Action

On May 24, 2010, a putative class action complaint was filed in the United States District Court for the Southern District of Florida against us and certain current and former officers and directors by a stockholder on behalf of herself and other stockholders who purchased our common stock between September 24, 2009 and April 20, 2010, captioned Miyahira v. Vitacost.com, Inc., Ira P. Kerker, Richard P. Smith, Stewart Gitler, Allen S. Josephs, David N. Ilfeld, Lawrence A Pabst, Eran Ezra, and Robert G. Trapp, Case 9:10-cv-80644-KLR.  The complaint asserts claims under Sections 11, 12(a)(2), and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder.  The complaint alleges that defendants violated the federal securities laws during the period by, among other things, disseminating false and misleading statements and/or concealing material facts concerning our current and prospective business and financial results.  The complaint also alleges that as a result of these actions our stock price was artificially inflated during the class period.  The complaint seeks unspecified compensatory damages, costs, and expenses.  We believe plaintiff's allegations are without merit and we plan to vigorously defend against them.

Derivative Action and Shareholder Demand

On July 16, 2010 we received a letter from a shareholder's counsel demanding that our board of directors take action against certain current and former officers and directors.  The factual allegations in the letter mirror those in the class action lawsuit discussed above.  On July 20, 2010, a complaint was filed by an alleged shareholder in the Circuit Court of the 15th Judicial Circuit for Palm Beach County, Florida, purportedly on our behalf.  The suit names our directors and certain officers as defendants. The factual allegations in this lawsuit mirror those in the class action lawsuit as well, and the claims are for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, insider trading, and waste of corporate assets.  The complaint seeks disgorgement, restitution, costs, expenses, and non-monetary equitable relief.  We are currently evaluating the best course of action to take in response to the demand letter and the derivative complaint.

ITEM 1A.   RISK FACTORS

 In addition to the risk factors included below, please refer to the Risk Factors section of our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 30, 2010, for a complete explanation for the risk factors affecting our business.  Other than the risk factors included below, there have been no material changes from the risk factors previously disclosed on our Form 10-K, as filed with the Securities and Exchange Commission on March 30, 2010.

Complying with healthcare reform legislation could increase our costs and have a material adverse effect on our business, financial condition or results of operations.

-
The Patient Protection and Affordable Care Act was signed into law in March 2010.   This act may require us to make additional contributions to the health care programs currently offered to our employees, which may have an adverse impact on our results of operations and cash flows.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2010, we made no sales of unregistered securities.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.       [REMOVED AND RESERVED.]

ITEM 5.       OTHER INFORMATION

None.

ITEM 6.       EXHIBITS

Exhibits

3(i)	Amended and Restated Certificate of Incorporation of Vitacost.com, Inc. (1)
3(i)	Amendment to Amended and Restated Certificate of Incorporation of Vitacost.com, Inc. (2)
3(ii)	Amended and Restated Bylaws of Vitacost.com, Inc. (3)
3.1	Certificate of Designation of Series A Junior Participating Preferred Stock of Vitacost.com, Inc. (4)
4.1	Rights Agreement dated as of March 24, 2010 by and between the Registrant and Mellon Investor Services LLC, as Rights Agent. (5)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13(a)-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13(a)-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as Exhibit 3(i)(1) to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 20, 2007.
(2)	Filed as Exhibit 3(i)(2) to Amendment No. 5 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2009.
(3)	Filed as Exhibit 3(ii) to Amendment No. 5 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2009.
(4)	Filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2010.
(5)	Filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VITACOST.COM, INC.

By: /s/ IRA P. KERKER
Name: Ira P. Kerker
Title: Chief Executive Officer

By: /s/ RICHARD P. SMITH
Name: Richard P. Smith
Title: Chief Financial and Accounting Officer

Date: August 16, 2010

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