Form 10-Q
period 2010-09-30
Vitacost.com, Inc.
filed 2011-06-16
CIK 1401688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-34468

VITACOST.COM, INC. (Exact Name of Registrant as Specified in Its Charter)

Delaware	37-1333024
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5400 Broken Sound Blvd. - NW, Suite 500, Boca Raton, FL	33487
(Address of Principal Executive Offices)	(Zip Code)

(561) 982-4180
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☐    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
          (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No ☒

As of June 16, 2011, the registrant has 27,790,453 shares of common stock outstanding.

Vitacost.com, Inc. Form 10-Q

EXPLANATORY NOTE

Along with this delayed Quarterly Report on Form 10-Q, Vitacost.com, Inc., or Vitacost is also filing with the Securities and Exchange Commission, or SEC, its delayed Annual Report on Form 10-K for the period ended December 31, 2010 and its delayed Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

Unless the context otherwise requires, references in this Annual Report on Form 10-K to "Vitacost.com, Inc.," "Vitacost," “Company,” "we," "us," or "our" refer to Vitacost.com, Inc., a Delaware corporation.

We have not amended any of our Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for periods prior to September 30, 2010.

Background

In October 2010, pursuant to a request from a member of our board, our audit committee initiated an internal review into the methodologies and procedures used by the Company to calculate the value, for financial reporting purposes, of certain stock-based compensation grants and awards and the classification of certain non-cash expense items previously reported in the Company’s financial statements in connection therewith.  The internal review was conducted by the audit committee with the assistance of outside independent professional advisors and consultants.

On November 15, 2010, in connection with the ongoing internal review, we issued a press release announcing that we had filed a Form 12b-25 with the SEC related to the delayed filing of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.  We contacted The NASDAQ Stock Market (“NASDAQ”) and informed NASDAQ of the delayed filing.  On November 16, 2010, we received a letter from NASDAQ indicating that we were not in compliance with NASDAQ Listing Rule 5250(c) because we had not timely filed our Form 10-Q for the quarter ended September 30, 2010.

On December 7, 2010, we announced that, in connection with the ongoing internal review, our board had voted to postpone our 2010 Annual Meeting of Stockholders previously scheduled to be held on Thursday, December 9, 2010. On December 21, 2010, we received a letter from NASDAQ indicating that based on its review of the Company and pursuant to NASDAQ Listing Rule 5101, the NASDAQ staff had determined that continued listing of our securities on The NASDAQ Stock Market was no longer warranted.  On January 3, 2011, we received a letter from NASDAQ indicating that we had not held our annual meeting of stockholders within the required timeframe and this would serve as an additional basis for delisting our securities from NASDAQ.

In response to our appeal of the decision to delist, NASDAQ set a delisting hearing for February 3, 2011.  On February 3, 2011, we requested an exception through June 20, 2011 in which to resolve our corporate governance, share, organizational and formation issues and file our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.  In addition, we requested an exception through July 5, 2011 in which to solicit proxies for and hold our 2010 Annual Meeting of Stockholders.  On February 28, 2011, we received a letter from NASDAQ granting both requests.  The letter provided that we would not be delisted, subject to certain conditions.

On January 14, 2011, Michael Sheridan resigned as Director of the Company, and as the Chairman of the Company’s Audit Committee.  On that same day, Mark Jung also resigned as a Director of the Company and as a member of its Audit Committee.  On February 22, 2011, we received another letter from NASDAQ indicating that we were not in compliance with NASDAQ’s audit committee requirements as set forth in NASDAQ Listing Rule 5605 because our committee only comprised of two members.  This would be an additional basis for delisting our securities from NASDAQ.  On February 28, 2011, we announced the appointment of Edwin J. Kozlowski and Stuart Goldfarb to our Board.  Mr. Kozlowski was also named as the Chairman of the Audit Committee and Mr. Goldfarb as a member of the Audit Committee. On April 7, 2011 and May 18, 2011, respectively, we received letters from NASDAQ indicating that we were not in compliance with NASDAQ Listing Rule 5250(c) because (i) we had not timely filed our Annual Report on Form 10-K for the year ended December 31, 2010 and (ii) we had not timely filed our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011. As a result of the appointment of the two board members, we regained compliance with NASDAQ’s audit committee requirements.

On April 7, 2011 and May 18, 2011, respectively, we received letters from NASDAQ indicating that we were not in compliance with NASDAQ Listing Rule 5250(c) because (i) we had not timely filed our Annual Report on Form 10-K for the year ended December 31, 2010 and (ii) we had not timely filed our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

On June 16, 2011, we filed this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2010 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

Audit Committee Findings

During the course of the internal review, our audit committee and its advisors discovered certain defects in our corporate organizational and formation documents and certain corporate transactions that may not have been authorized in accordance with all requirements of applicable Delaware corporate law, including, without limitation, certain stock splits and stock option and other stock issuance transactions.  In order to address these issues and to quiet title to all outstanding shares of common stock and stock options, as part of the settlement of our pending derivative suit in the Circuit Court of the Fifteenth Judicial District, Palm Beach County, Florida (the “Court”), captioned Kloss v. Kerker et al., we requested that the Court enter a final order recognizing and quieting title to all outstanding Vitacost shares of stock and stock options for and as of the twelve (12) month period ending December 31, 2004 through the six (6) month period ending June 30, 2009. On May 27, 2011, the Court issued an order and final judgment (the “Order”) approving the settlement of the derivative lawsuit. The Order also quiets title to all our outstanding shares of stock and stock options for all audited periods since 2004 through June 30, 2009 pursuant to the inherent equitable powers of the Court and the Uniform Commercial Code. The Order further provides that our certificate of incorporation, as amended, is the valid and effective certificate of incorporation of the Company, until validly amended in accordance with applicable Delaware law and our certificate of incorporation and bylaws.

On June 6, 2011, our audit committee concluded its internal review and determined that no restatement of the Company’s previously issued financial statements was required.

PART I.         FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

Vitacost.com, Inc.
Consolidated Balance Sheets
(unaudited)

	As of
Assets	September 30, 2010	December 31, 2009
Current Assets
Cash and cash equivalents	$3,714,153	$8,658,157
Securities available-for-sale	36,700,749	35,787,227
Accounts receivable, net	1,154,803	735,355
Other receivables	1,265,213	1,055,372
Inventory, net	30,054,597	28,096,884
Prepaid expenses	2,043,693	1,988,538
Deferred tax asset	3,714,061	1,167,724
Other assets	2,151,235	-
Total current assets	80,798,504	77,489,257

Property and equipment, net	35,281,388	21,961,903
Goodwill	2,200,000	2,200,000
Intangible assets, net	6,186	9,446
Deposits	115,643	4,656,128
Deferred tax asset	1,357,398	1,361,817
Total assets	$119,759,119	$107,678,551

Liabilities and Stockholders' Equity
Current Liabilities
Line of credit	$8,000,000	3,458,183
Current maturities of notes payable	5,087,301	1,090,969
Interest rate swap liability	532,290	-
Current maturities of capital lease obligations	-	35,452
Accounts payable	21,079,463	18,052,495
Deferred revenue	2,918,399	1,919,352
Accrued expenses	9,925,832	3,282,476
Income taxes payable	-	51,221
Total current liabilities	47,543,285	27,890,148

Notes payable, less current maturities	-	4,820,042
Interest rate swap liability	-	468,719
Total liabilities	$47,543,285	$33,178,909

Commitments and Contingencies

Stockholders' Equity
Preferred stock, par value $.00001 per share; authorized 25,000,000;
no shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	-	-
Common stock, par value $.00001 per share; authorized 100,000,000;
27,755,453 and 27,488,353 shares issued and outstanding at
September 30, 2010 and December 31, 2009, respectively	278	275
Additional paid-in capital	74,198,058	71,932,256
Accumulated other comprehensive loss	(4,112)	-
(Accumulated deficit) retained earnings	(1,978,390)	2,567,111
Total stockholders' equity	72,215,834	74,499,642
Total liabilities and stockholders' equity	$119,759,119	$107,678,551

The accompanying notes are an integral part of these consolidated financial statements.

Vitacost.com, Inc.
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net sales	$50,312,049	$48,353,730	$161,440,092	$141,516,249
Cost of goods sold	37,794,402	33,287,677	118,844,402	96,353,173
Gross profit	12,517,647	15,066,053	42,595,690	45,163,076

Operating expenses:
Fulfillment	4,378,196	2,294,965	12,463,418	6,027,153
Sales and marketing	5,218,037	3,694,433	14,095,511	9,970,962
General and administrative	11,781,367	15,779,586	23,108,280	23,951,561
	21,377,600	21,768,984	49,667,209	39,949,676

Operating (loss) income	(8,859,953)	(6,702,931)	(7,071,519)	5,213,400

Other income (expense):
Interest income	32,984	20,790	93,853	63,044
Interest expense	(104,474)	(219,163)	(381,731)	(457,975)
Other income	8,190	2,520	24,271	26,392
	(63,300)	(195,853)	(263,607)	(368,539)
(Loss) income before income taxes	(8,923,253)	(6,898,784)	(7,335,126)	4,844,861
Income tax benefit (expense)	3,293,688	3,048,808	2,789,625	(1,505,686)
Net (loss) income	$(5,629,565)	$(3,849,976)	$(4,545,501)	$3,339,175

Basic per share information:
Net (loss) income available to common stockholders	$(0.20)	$(0.17)	$(0.16)	$0.14
Weighted average shares outstanding	27,755,453	23,231,356	27,680,870	23,130,239

Diluted per share information:
Net (loss) income available to common stockholders	$(0.20)	$(0.17)	$(0.16)	$0.14
Weighted average shares outstanding	27,755,453	23,231,356	27,680,870	23,648,641

The accompanying notes are an integral part of these consolidated financial statements.

Vitacost.com, Inc.
Consolidated Statement of Stockholders' Equity and Comprehensive Income
(unaudited)

			Additional	Accumulated Other	Retained Earnings
	Common Stock		Paid-In	Comprehensive	(Accumulated
	Shares	Amount	Capital	Income	Deficit)	Total
Balance, December 31, 2009	27,488,353	$275	$71,932,256	$-	$2,567,111	$74,499,642
Comprehensive income:
Net loss	-	-	-	-	(4,545,501)	(4,545,501)
Unrealized loss related to
securities available-for-sale	-	-	-	(4,112)	-	(4,112)
Comprehensive loss						(4,549,613)
Stock options exercised	267,100	3	847,114	-	-	847,117
Stock-based compensation
expense	-	-	885,964	-	-	885,964
Income tax benefit from stock
options exercised	-	-	532,724	-	-	532,724
Balance, September 30, 2010	27,755,453	$278	$74,198,058	$(4,112)	$(1,978,390)	$72,215,834

The accompanying notes are an integral part of these consolidated financial statements.

Vitacost.com, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months Ended September 30,
	2010	2009
Cash Flows From Operating Activities
Net (loss) income	$(4,545,501)	$3,339,175
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation	3,749,961	2,512,237
Amortization of intangibles	3,260	3,376
Amortization of premium on debt securities available-for-sale	521,767	-
Change in fair value of interest rate swap	63,571	(173,390)
Stock-based compensation expense	885,964	11,238,809
Deferred taxes	(2,541,918)	(2,308,826)
Provision for inventory reserve	252,773	(82,377)
(Gain) Loss on disposition of property
and equipment and other assets	(71,294)	108,963
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(419,448)	(229,288)
Other receivables	(209,841)	(76,905)
Inventory	(2,210,486)	(2,127,653)
Prepaid expenses and other assets	(2,206,390)	(926,245)
Increase (decrease) in:
Accounts payable	3,026,968	(251,861)
Deferred revenue	999,047	422,831
Accrued expenses	6,643,356	2,361,117
Income taxes payable	(51,221)	528,924
Net cash provided by operating activities	3,890,568	14,338,887
Cash Flows From Investing Activities
Proceeds from disposition of property, equipment	155,582	956,110
Payments for the purchase of property and equipment	(12,772,860)	(4,406,044)
Decrease (increase) in deposits	159,610	(1,828,720)
Proceeds from repayment of related party advance	-	215,241
Purchases of securities available-for-sale	(26,567,020)	-
Proceeds from maturities of securities available-for-sale	25,127,620	-
Net cash used in investing activities	(13,897,068)	(5,063,413)
Cash Flows From Financing Activities
Principal payments on notes payable	(823,710)	(818,946)
Net borrowings (repayments) on line of credit	4,541,817	(9,412,630)
Repayments on related party note payable	-	(500,000)
Repayments of note receivable from exercise of stock options	-	1,165,625
Repayments on capital lease obligation	(35,452)	(44,167)
Proceeds from the exercise of stock options	847,117	13,811
Stock-based tax benefit	532,724	2,036,564
Net proceeds from intial public offering	-	47,105,853
Payments for redemption of common stock	-	(500,000)
Net cash provided by financing activities	5,062,496	39,046,110
Net (decrease) increase	(4,944,004)	48,321,584
Cash and cash equivalents:
Beginning of period	8,658,157	61,326
Ending of period	$3,714,153	$48,382,910

(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

Vitacost.com, Inc.
Consolidated Statements of Cash Flows (continued)
(unaudited)

	For the Nine Months Ended September 30,
	2010	2009
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest, net of amount capitalized	$291,287	$631,365
Income taxes	$1,422,025	$1,020,000

Supplemental Schedule of Noncash Investing and Financing Activities
Property and equipment purchased through notes payable	$-	$625,829
Equipment purchased not yet paid	$2,203,439	$-
Application of deposits towards purchases of equipment	$4,380,875	$-

The accompanying notes are an integral part of these consolidated financial statements.

Vitacost.com, Inc.
Notes to the Consolidated Financial Statements
(unaudited)

Note 1.  Nature of Business and Significant Accounting Policies

Nature of business:  Vitacost.com, Inc.  (“Vitacost” or the “Company”) is an internet-based retailer and distributor of nutritional supplements. Vitacost was incorporated in 1994 and began the internet-based retail activity in 1999.  Vitacost sells a proprietary and internally developed line of nutraceuticals as well as a selection of other manufacturers’ brand-name health and wellness products.  The Company distributes products from two primary locations in North Carolina and Nevada.

Basis of presentation:  The accompanying unaudited consolidated financial statements of Vitacost as of September 30, 2010, and for the three and nine months ended September 30, 2010, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information along with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) for annual financial statements. In management’s opinion, Vitacost has made all adjustments (consisting of normal, recurring and non-recurring adjustments) during the quarter that were considered necessary for the fair presentation of the financial position and operating results of the Company. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. In addition, the results of operations for the three months and nine months ended September 30, 2010 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2010, or for any other period. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes, together with management’s discussion and analysis of financial position and results of operations contained in Vitacost’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “Form 10-K”) filed alongside this Quarterly Report on Form 10-Q.

Principles of consolidation:   The consolidated financial statements include the accounts of Vitacost and any wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Earnings per share:  The Company computes earnings per share by dividing net income by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed by giving effect to all potentially dilutive common shares, including stock options. The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Weighted-average shares outstanding - basic	27,755,453	23,231,356	27,680,870	23,130,239
Effect of diluted securities	-	-	-	518,402
Weighted-average shares outstanding - diluted	27,755,453	23,231,356	27,680,870	23,648,641

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Antidilutive common stock equivalents excluded
from diluted earnings per share	2,216,491	2,695,880	2,216,491	1,345,600

Securities available-for-sale: Available-for-sale securities consist of investment grade municipal debt securities not classified as trading or held-to-maturity.  Available-for-sale securities are stated at fair value and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity.  Premiums and discounts on investments in debt securities are amortized over the contractual lives of those securities.  The method of amortization results in a constant effective yield on those securities (the interest method).  Interest on debt securities is recognized in income as earned.  Realized gains and losses, including losses from declines in value of specific securities determined by management to be other-than-temporary, are included in income.  Realized gains and losses are determined on the basis of the average cost of the securities sold. The aggregate fair value of securities available-for-sale as of September 30, 2010 and December 31, 2009 was $36,700,749 and $35,787,227 respectively, which approximates cost.   The fair value of available-for-sale securities by contractual maturity as of September 30, 2010, was as follows:

September 30,
2010
Due within one year	$13,049,405
Due after one year through three years	9,209,574
Due after three years	14,441,770
$36,700,749

Derivative financial instruments:  The Company’s risk management policy is to use derivative financial instruments, as appropriate, to manage the interest expense related to debt with variable interest rates.  These instruments are not designated as hedges for financial reporting purposes; accordingly, gains and losses related to fair value are reflected in the statement of operations at each reporting date.  During 2007, the Company entered into two interest rate swap agreements with initial notional amounts of $3,360,000 and $1,849,263, respectively.  These swaps require the Company to pay a fixed rate of 6.81% and 6.85%, respectively, and receive a floating interest payment based on LIBOR plus 1.40% and 1.75%, respectively.  During 2008, the Company entered into another interest rate swap agreement with an initial notional amount of $2,573,884, which requires the Company to pay a fixed rate of 6.03%, and receive a floating interest payment based on LIBOR plus 2.50%.  As of September 30, 2010 and December 31, 2009, these interest rate swaps had a fair value of ($532,290) and ($468,719), respectively.  Changes in fair value are included in interest expense in the accompanying statements of operations.  The fair value of the interest rate derivatives is based on valuation models that take into account items such as maturity dates, interest rate yield curves, the Company’s creditworthiness and that of the counterparty and other data. As described in Note 8, the Company terminated these swap agreements and repaid in full the obligations outstanding thereunder in connection with the extinguishment of the Company’s notes payable on December 13, 2010.

Fair value of financial instruments:  The Financial Accounting Standards Board (FASB) issued authoritative guidance that defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements.   The guidance applies to all assets and liabilities that are being measured and reported on a fair value basis.  It requires new disclosure that establishes a framework for measuring fair value in GAAP and expands disclosure about fair value measurements.  This guidance enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The guidance requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

Level 1:	Quoted market prices in active markets for identical assets or liabilities.

Level 2:	Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3:	Unobservable inputs that are not corroborated by market data.

The Company’s investments in securities available-for-sale are valued based on observable market based inputs that are corroborated by market data and are therefore considered a level 2 investment within the fair value hierarchy.

The Company’s interest rate swaps are pay-fixed, receive-variable interest rate swaps based on the LIBOR swap rate.  The LIBOR swap rate is observable at commonly quoted intervals for the full term of the swaps and therefore is considered a level 2 item.  For the nine month period ended September 30, 2010, the application of valuation techniques applied to similar assets and liabilities has been consistent and there have been no significant transfers within the first two levels of the hierarchy.

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

Concentration of credit risk: The Company’s cash and cash equivalents are held by one major financial institution. These cash and cash equivalent balances could be impacted if the underlying financial institution fails or is subjected to other adverse conditions in the financial markets.  To date the Company has experienced no loss or lack of access to its cash and cash equivalents.

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

Note 2. Inventory

Inventory consists of the following as of September 30, 2010 and December 31, 2009:

	September 30,	December 31,
	2010	2009
Raw materials	$4,351,844	$4,734,772
Work in process	3,250,027	3,687,426
Finished goods	23,057,256	20,026,443
	30,659,127	28,448,641
Less: Inventory reserve	604,530	351,757
	$30,054,597	$28,096,884

Note 3. Property and Equipment

Property and equipment consists of the following as of September 30, 2010 and December 31, 2009:

	September 30,	December 31,
	2010	2009
Buildings and building improvements	$7,983,831	$7,904,870
Furniture, fixtures and equipment	20,173,525	12,912,917
Computers	4,403,885	3,644,992
Software	6,916,718	4,800,157
Leasehold improvements	2,508,140	1,117,712
Land	460,000	460,000
	42,446,099	30,840,648
Less accumulated depreciation	(13,109,816)	(9,374,019)
	29,336,283	21,466,629
Construction-in-progress	5,945,105	495,274
	$35,281,388	$21,961,903

The increases to furniture, fixtures and equipment were primarily related to the expansion of the Company’s Las Vegas, Nevada distribution facility that was completed in 2010.

Construction-in-progress was primarily related to the expansion of the Company’s Lexington, North Carolina distribution facility.  The project is expected to be completed in 2011.

Note 4. Notes Payable

In February 2007, and in connection with the purchase of a new distribution center in North Carolina, the Company entered into a promissory note in the amount of $3,360,000.  The promissory note was to be repaid in monthly payments of principal and interest at a rate equal to one-month LIBOR plus 1.40% (1.68 % and 1.63% as of September 30, 2010 and December 31, 2009, respectively) with final payment of $2,699,166 due on February 14, 2014.  The note contained certain restrictive covenants, which required minimum financial ratios, including funded debt to EBITDA and a fixed coverage ratio.  The loan was collateralized by the property purchased with a depreciated cost of $3,686,867 as of September 30, 2010.  Borrowings outstanding as of September 30, 2010 and December 31, 2009 were $3,051,323 and $3,121,903, respectively.

On April 23, 2007, the Company entered into a promissory note in the amount of $1,535,467 with a bank to finance the purchase of machinery and equipment. On October 11, 2007, the note was amended to increase borrowings by $313,796, totaling $1,849,263.  The note bore interest at one-month LIBOR plus 1.75% (2.01% and 1.98% as of September 30, 2010 and December 31, 2009, respectively) and was payable in 60 monthly principal and interest payments.  The note contained certain restrictive covenants, which required minimum financial ratios, including funded debt to EBITDA and a fixed coverage ratio. The note was collateralized by the equipment that was purchased with a depreciated cost of $942,547 as of September 30, 2010. Borrowings outstanding as of September 30, 2010 and December 31, 2009 were $770,527 and $1,047,916, respectively.

On November 13, 2007, the Company entered into a promissory note in the amount of $2,521,797 with a bank to finance the purchase of machinery and equipment.  The note was amended on December 19, 2007 to increase borrowings to $2,617,509. The note bore interest at one-month LIBOR plus 2.50% (2.76 % and 2.73% as of September 30, 2010 and December 31, 2009, respectively) and was payable in 60 monthly principal and interest payments.  The note contained certain restrictive covenants, which required minimum financial ratios, including funded debt to EBITDA and a fixed coverage ratio. The note was collateralized by the equipment that was purchased with a depreciated cost of $1,645,352 as of September 30, 2010.   Borrowings outstanding as of September 30, 2010 and December 31, 2009 were $1,177,880 and $1,570,506, respectively.

As a result of the amount accrued for the settlement discussed in Note 6, the Company was in violation with the funded debt to EBITDA covenant related to its promissory notes as of September 30, 2010. Consequently, the borrowings outstanding were classified as current maturities as of September 30, 2010. As described in Note 8, the Company repaid in full the outstanding borrowings under the promissory notes on December 13, 2010.

	September 30,	December 31,
	2010	2009
Note payable to a bank, payable in monthly installments of principal and interest at 1-month LIBOR plus 1.4% (1.68% as of September 30,
2010), collateralized by land and building.	$3,051,323	$3,121,903
Note payable to a bank, bearing interest at 1-month LIBOR plus 1.75%,
(2.01% as of September 30, 2010), payable in monthly installments of
principal and interest through March 2012, collateralized by equipment	770,527	1,047,916
Note payable to a bank, payable in monthly installments of principal and interest at 1-month LIBOR plus 2.5% (2.76% as of September 30,
2010), collateralized by equipment	1,177,880	1,570,506
Note payable to a financial institution, payable in monthly installments of principal and interest through July 2011, at a fixed rate of 6.98%,
unsecured	87,571	170,686

	5,087,301	5,911,011
Less current maturities	5,087,301	1,090,969
	$-	$4,820,042

Aggregate future maturities required on long-term debt as of September 30, 2010 are as follows:

Year Ending
December 31,
2010	$5,018,797
2011	68,504
2012	-
2013	-
2014	-
$5,087,301

Line of Credit: On August 3, 2007, the Company entered into a loan and security agreement with a financial institution with maximum borrowings equal to the lesser of $8,000,000 or the borrowing base amount which is based on a percentage of eligible inventories as outlined in the agreement.  The initial term of the agreement was through July 2010, which was subsequently extended 90 days through October 2010. Borrowings bore interest at a rate equal to one-month LIBOR plus 2.75% (3.01% and 2.98% as of September 30, 2010 and December 31, 2009, respectively).  The line of credit was collateralized by all personal property of the Company excluding equipment.  The line of credit contained certain restrictive covenants, which required minimum financial ratios, including funded debt to EBITDA and a fixed coverage ratio. Borrowings outstanding as of September 30, 2010 and December 31, 2009 were $8,000,000 and $3,458,183, respectively, which included $3,233,000 and $753,183, respectively, of checks issued which have not cleared the bank.  The amount available on the line of credit as of September 30, 2010 was $0.

In October 2010, the Company entered into an amendment to modify and restate the loan and security agreement with maximum borrowings not to exceed $12,000,000 or the borrowing base amount as outlined in the agreement. The termination date was July 31, 2011 unless earlier terminated by either party. The line of credit was collateralized by all property of the Company excluding equipment. Borrowings bore interest at a rate equal to one-month LIBOR plus 2.25%. Fees associated with the amendment were not significant.

As a result of the amount accrued for the settlement discussed in Note 6, the Company was in violation with the funded debt to EBITDA covenant related to the line of credit as of September 30, 2010. As described in Note 8, the Company repaid in full the outstanding borrowings under the line of credit on December 13, 2010.

Note 5.        Stock Option Plan

A summary of the Company’s stock option activity related to common stock for the nine months ended September 30, 2010 and 2009 is as follows:

	2010		2009
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of period	2,745,880	$5.67	2,722,400	$4.07
Granted	447,250	9.36	469,200	11.72
Exercised	(267,100)	2.95	(231,528)	2.03
Cancelled	-	-	(154,192)	3.49
Forfeited	(121,300)	7.56	(110,000)	4.77
Outstanding at period end	2,804,730	6.41	2,695,880	5.58
Exercisable at period end	2,216,490	$5.76	2,608,246	$5.60

The weighted average grant date fair value for options granted during the nine months ended September 30, 2010 and 2009 was $6.04 and $9.08, respectively.

As of September 30, 2010 and 2009, there was $2,803,513 and $1,171,227, respectively, of total unrecognized compensation cost, net of estimated forfeitures related to stock options granted under the Company’s stock incentive plan, which is expected to be recognized over a weighted average period of 2.02 and 3.54 years, respectively.

Note 6.    Contingencies

Securities Class Action

On May 24, 2010, a putative class action complaint was filed in the United States District Court for the Southern District of Florida against the Company and certain current and former officers and directors by a stockholder on behalf of herself and other stockholders who purchased Vitacost common stock between September 24, 2009 and April 20, 2010, captioned Miyahira v. Vitacost.com, Inc., Ira P. Kerker, Richard P. Smith, Stewart Gitler, Allen S. Josephs, David N. Ilfeld, Lawrence A. Pabst, Eran Ezra, and Robert G. Trapp, Case 9:10-cv-80644-KLR. The complaint asserts claims under Sections 11, 12(a)(2), and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The complaint alleges that defendants violated the federal securities laws during the period by, among other things, disseminating false and misleading statements and/or concealing material facts concerning the Company’s current and prospective business and financial results. The complaint also alleges that as a result of these actions the Company’s stock price was artificially inflated during the class period. The complaint seeks unspecified compensatory damages, costs, and expenses.

On October 19, 2010 the Southern District of Florida appointed a lead plaintiff to represent the purported class of shareholders. Lead plaintiffs filed their amended complaint on February 15, 2011. The amended complaint additionally named as defendants the Company’s underwriters for its initial public offering and the Company’s former registered independent public accounting firm, added additional claims of alleged false and misleading statements and/or omissions under both the Securities Act and the Exchange Act, and expanded the class period to extend as late as December 7, 2010. On April 28, 2011, lead plaintiffs filed a notice of dismissal without prejudice of the accountant defendants, and on May 4, 2011 the court dismissed the former registered independent public accounting firm without prejudice. The remaining defendants filed their motion to dismiss the amended complaint on April 28, 2011. Lead plaintiffs’ opposition to the motion to dismiss is due on June 13, 2011 and defendants’ reply is due on July 12, 2011.

The Company records provisions in its consolidated financial statements for pending litigation when it determines that an unfavorable outcome is probable and the amount of loss can be reasonably estimated. As of September 30, 2010, the Company has concluded that it is not probable that a loss has been incurred and is unable to estimate the possible loss or range of loss that could result from an unfavorable verdict. Therefore, the Company has not provided any amounts in the consolidated financial statements for an unfavorable outcome. The Company believes, and has been so advised by counsel, that it has meritorious defenses to the complaint pending against it and will vigorously defend against it. It is possible that the Company’s consolidated balance sheets, statements of operations, or cash flows could be materially adversely affected by an unfavorable outcome.

Derivative Action and Shareholder Demand

On July 16, 2010 the Company received a letter from a stockholder’s counsel demanding that our board of directors take action against certain current and former officers and directors. The factual allegations in the letter are similar to those in the class action lawsuit discussed above. On July 20, 2010, a complaint was filed by an alleged stockholder in the Circuit Court of the 15th Judicial Circuit for Palm Beach County, Florida, purportedly on the Company’s behalf. The suit named the Company’s then-directors and certain officers as defendants. The factual allegations in the lawsuit mirrored those in the class action lawsuit as well, and the claims were for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, insider trading, and waste of corporate assets. The complaint sought disgorgement, restitution, costs, expenses and non-monetary equitable relief. The Company reached an agreement with the derivative plaintiff to stay proceedings until the Southern District of Florida rules on the Company’s motion to dismiss the class action complaint. After a review conducted by the Company’s audit committee, on December 7, 2010, the Company filed a Current Report on Form 8-K notifying the market that the Company’s financial statements could not be relied upon due to issues relating to the Company's corporate governance and capital structure. In April 2011, the parties in the case, including the plaintiff and the stockholder who made a demand on the Company reached an agreement to settle the matter, subject to court approval. As a result of the settlement, Vitacost has adopted or will adopt significant organizational reforms to strengthen Vitacost’s compliance and corporate governance. The settlement also provided that the Company would agree to pay plaintiffs’ counsels a total of $3.5 million in attorney’s fees which was provided for in the consolidated financial statements during the quarter ended September 30, 2010. On April 18, 2011, the Plaintiff filed an amended complaint, which encompassed the allegations described in the initial complaint as well as new allegations concerning corporate governance, organizational, and corporate formation issues at the Company. On April 26, 2011, the Court entered an order preliminarily approving the settlement. On May 27, 2011, the Court issued an order and final judgment (the “Order”) approving the settlement of the derivative lawsuit. The Order also quiets title to all outstanding Vitacost shares of stock and stock options for all audited periods since 2004 through June 30, 2009 pursuant to the inherent equitable powers of the Court and the Uniform Commercial Code. The Order further provides that the Company’s certificate of incorporation, as amended, is the valid and effective certificate of incorporation of the Company, until validly amended in accordance with applicable Delaware law and the Company’s certificate of incorporation and bylaws.

Other matters
In addition to the matters described above, the Company is involved in litigation and administrative proceedings primarily arising in the normal course of its business. In the opinion of the Company, except as set forth above, our liability, if any, under any other pending litigation or administrative proceedings, even if determined adversely, would not materially affect our financial condition, results of operations or cash flows. Furthermore, the Company has not been the subject of any product liability litigation.

 Note 7. Income Taxes

The effective tax rate for the nine months ended September 30, 2010 was 37.0% compared to 33.8% for the nine months ended September 30, 2009.  The change is primarily related to the disqualifying dispositions of incentive stock options exercised during the nine months ended September 30, 2010 and the impact of the 2009 tax return to provision true-up.

The Company regularly reviews its deferred tax assets for recoverability based on its history of earnings and expectations for future earnings. Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income to support the amount of deferred taxes.

Note 8. Subsequent Events

On October 8, 2010, the Company announced that, upon the recommendation of an Ad Hoc Committee of the Board and of the Audit Committee of the Board, it has entered into a Stockholder Agreement with Great Hill Investors, LLC, Great Hill Equity Partners III, L.P., and Great Hill Equity Partners IV, L.P. (collectively, "Great Hill"), whereby Great Hill has agreed to various restrictions with respect to the voting, transfer and sale of shares of the Company's common stock it currently owns and with respect to any shares it may own in the future in excess of 30% of the Company's outstanding common stock. In addition, upon the recommendation of the Ad Hoc Committee and the Audit Committee, the Company and Great Hill have entered into a Registration Rights Agreement, which provides Great Hill with certain demand, incidental and shelf registration rights subject to various exceptions and qualifications.

On December 13, 2010, Vitacost.com, Inc. terminated (a) the Modified and Restated Loan and Security Agreement, dated July 30, 2008 as amended from time to time, between Wells Fargo Bank, National Association, as successor by merger to Wachovia Bank, National Association (“Wells Fargo”) and the Company with an outstanding balance as of December 13, 2010 of $6,313,635; (b) the Promissory Note, dated as of February 14, 2007 , issued by the Company to Wells Fargo in the original principal amount of $3,360,000, executed in connection with the purchase of land in Lexington, North Carolina with an outstanding balance as of December 13, 2010 of $3,039,638; (c) the Loan and Security Agreement, dated April 23, 2007 (the “Equipment Loan Agreement”) between Wachovia Financial Services, Inc. and the Company; (d) that certain Amended and Restated Promissory Note in the original principal amount of $1,849,262.97, dated October 11, 2007, executed in connection with the Equipment Loan Agreement with an outstanding balance as of December 13, 2010 of $710,186; (e) that certain Amended and Restated Promissory Note in the original principal amount of $2,617,509, dated December 19, 2007, executed in connection with the Equipment Loan Agreement with an outstanding balance as of December 13, 2010 of $1,092,631; and (f) certain interest rate swap agreements requiring a payment as of December 13, 2010 of $463,179.  In connection with the termination of each of the agreements and notes above, the Company repaid in full all of its obligations then outstanding as of December 13, 2010.   No early termination penalties were incurred by the Company.

On December 21, 2010, the Company received a Staff Determination letter from The NASDAQ Stock Market (“NASDAQ”) indicating that based on its review of the Company and pursuant to NASDAQ Listing Rule 5101, the NASDAQ staff (the “Staff”) had determined that “continued listing of the Company’s securities on The NASDAQ Stock Market was no longer warranted.” The Company appealed the determination and was granted a hearing before the NASDAQ Listing Qualification Panel (the “Panel”).

On January 3, 2011, the Company received a Staff Determination letter from NASDAQ indicating that the Company had not held its annual meeting of stockholders within the timeframe allowed under the NASDAQ Listing Rules.  The Staff informed the Company that the failure to hold its annual meeting within the allowed timeframe serves as an additional basis for delisting the Company’s securities from The NASDAQ Stock Market and that the Panel would consider this matter when rendering a decision regarding the Company’s continued listing on The NASDAQ Global Market.

On February 22, 2011, the Company received a Staff Determination Letter from NASDAQ indicating that the Company was not in compliance with NASDAQ’s audit committee requirements set forth in Listing Rule 5605 because the Company’s Audit Committee was comprised of only two members. The NASDAQ staff informed the Company that this serves as an additional basis for delisting the Company’s securities from The NASDAQ Stock Market and that the Panel would consider this matter when rendering a decision regarding the Company’s continued listing on The NASDAQ Global Market.

On February 28, 2011, the Company received written notice that the Panel had determined to grant the request of the Company to remain listed on The NASDAQ Stock Market, subject to certain conditions.  These conditions include: (1) on or before March 15, 2011, the Company shall have met the audit committee requirements by appointing new committee members who meet all applicable requirements under the NASDAQ Listing Rules, (2) on or before June 20, 2011, the Company shall have become current in its filing obligations, and demonstrated compliance with all quantitative requirements for continued listing, (3) on or before July 5, 2011, the Company shall have solicited proxies and held its annual meeting.  The Company was further required to notify the Panel of any significant events occurring during the exception period, including, without limitation, any event that could call into question the Company’s historical financial information or that could impact the Company’s ability to maintain compliance with any NASDAQ listing requirement or the exception deadline.  The Panel reserved the right to reconsider their decision based on any event, condition or circumstance that exists or develops that would, in the opinion of the Panel, make continued listing of the Company’s common stock inadvisable or unwarranted.

On March 11, 2011, McGladrey & Pullen, LLP (“McGladrey”) resigned as the Company’s registered independent public accounting firm. McGladrey resigned after concluding their independence had been impaired as a result of being named a defendant in a class action complaint filed in the United States District Court, Southern District of Florida.  The complaint alleged violations of the federal securities laws in connection with McGladrey’s audits of the financial statements that were included in the Company’s Registration Statement on Form S-1 (No. 333-143926 ) which was filed with the Securities and Exchange Commission in connection with the Company’s initial public offering.  The decision of McGladrey to resign was not recommended or approved by the Company’s Board of Directors or the Audit Committee of the Board of Directors. On May 4, 2011, the court dismissed McGladrey as a defendant without prejudice.

On April 20, 2011, the Board of Directors of the Company adopted and approved the recommendation of the Audit Committee of the Board of Directors that the Company engage PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”) as the Company’s registered independent public accounting firm, effective April 21, 2011.

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

This Quarterly Report on Form 10-Q contains trend analyses and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, expected outcomes of litigation, and other information that is not historical information.  In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expect," "plan," "anticipate," "believe," "estimate," "predict," "intend," "potential," "continue," "seek" or the negative of these terms or other comparable terminology or by discussions of strategy.

All forward-looking statements, including, without limitation, our examination of historical operating trends, are based upon our current expectations and various assumptions. We believe there is a reasonable basis for our expectations and beliefs, but they are inherently uncertain.  We may not realize our expectations and our beliefs may not prove correct. Actual results could differ materially from those described or implied by such forward-looking statements and are subject to change due to the inherent risks and uncertainties such as those disclosed or incorporated by reference to our filings with the SEC. Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from the forward-looking statements are set forth in this Quarterly Report on Form 10-Q, under the heading "Risk Factors" and include, among others:

•	the current global economic downturn or recession;

•	difficulty expanding our manufacturing and distribution facilities;

•	significant competition in our industry;

•	unfavorable publicity or consumer perception of our products on the Internet;

•	the incurrence of material product liability and product recall costs;

•	costs of compliance and our failure to comply with government regulations;

•	our inability to successfully defend intellectual property claims;

•	our failure to keep pace with the changing demands and preferences of our customers for new products;

•	disruptions in our manufacturing system, including our information technology systems, or losses of manufacturing certifications; and

•	the lack of long-term experience with human consumption of some of our products with innovative ingredients.

Overview

We are a leading internet-based retailer, based on annual sales volume, of health and wellness products such as vitamins, dietary supplements, minerals, herbs, anti-oxidants, organic body and personal care products and sports nutrition and health foods. We sell these products directly to consumers through our website, www.vitacost.com, as well as through our catalogs. Our website and catalogs allow customers to easily browse and purchase products at prices, on average, 30% to 60% lower than manufacturers’ suggested retail prices. We strive to offer our customers the broadest product selection of healthy living products at the best value, while providing superior customer service and timely and accurate delivery.

We began operations in 1994 as a catalog retailer of third-party vitamins and supplements under the name Nature’s Wealth Company. In 1999, we launched Vitacost.com and introduced our proprietary vitamins and supplements under the NSI brand. In 2000, we began operations under the name Vitacost.com, Inc. During 2008, we began manufacturing certain proprietary products in-house and currently have the capacity to produce in excess of one billion tablets and capsules annually.

Trends and Other Factors Affecting Our Business

The Company’s litigation climate, in connection with our equity capitalization issue, and the potential de-listing of our common stock from the NASDAQ exchange, has resulted in our vendors accelerating payment terms. This has had a negative impact on our liquidity and cash flow.

We regularly review our deferred tax assets for recoverability based on our history of earnings and expectations for future earnings. Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income to support the amount of deferred taxes. During 2011, subsequent to finalizing our budget for 2011, and in considering our actual results for the year ended December 31, 2010, we determined it necessary to establish a valuation allowance for all of the deferred tax asset balances as of December 31, 2010. Accordingly, a full valuation allowance of $5.8 million was provided for in our 2010 Annual Report on Form 10-K.

Competition has increased as the vitamin and supplements industry shifts towards a greater internet presence. This competitive environment continues to drive margin pressure as deep discounting results from aggressive customer acquisition and retention actions.

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

Sources of Revenue

We derive our revenue principally through the sale of product and freight billed to customers associated with the shipment of product. For the nine months ended September 30, 2010, product net sales accounted for approximately 93% of our total net sales with freight and advertising comprising the remainder. The ratio remained unchanged compared to the nine months ended September 30, 2009.

Cost of Goods Sold and Operating Expenses

Cost of Goods Sold. Cost of goods sold consists primarily of the cost of the product and the cost of shipping the product to the customer.

Fulfillment.  Fulfillment expenses include the costs of warehousing supplies, equipment, maintenance, employees and rent.

Sales and Marketing. Sales and marketing expenses include advertising and promotional expenditures, website referral expenditures, including third-party content license fees, traditional media advertising, print expenses and payroll related expenses for personnel engaged in marketing, sales, customer service, website development and maintenance. We expense advertising costs as incurred.

General and Administrative. General and administrative expenses consist of management and executive compensation, information technology expenses, credit card fees, professional services and general corporate expenses.

 Results of Operations

The following table sets forth certain condensed consolidated statements of operations data as a percentage of net sales for the three and nine months ended September 30, 2010 and 2009, respectively:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	(unaudited)				(unaudited)
	2010		2009		2010		2009
Net sales	100.0%		100.0%		100.0%		100.0%
Cost of goods sold	75.1		68.8		73.6		68.1
Gross profit	24.9		31.2		26.4		31.9
Operating expenses:
Fulfillment	8.7		4.7		7.7		4.3
Sales and marketing	10.4		7.6		8.7		7.0
General and administrative	23.4		32.6		14.3		16.9
Total operating expense	42.5		45.0		30.8		28.2
Operating (loss) income	(17.6)		(13.9)		(4.4)		3.7
Net (loss) income	(11.2	) %	(8.0	) %	(2.8	) %	2.4%

Comparison of Three Months Ended September 30, 2010 to Three Months Ended September 30, 2009

	Three Months Ended
	September 30,
	(unaudited)		$	%
	2010	2009	Increase (decrease)	Increase (decrease)
Third-party products	$34,296,477	$30,192,647	$4,103,830	13.6%
Proprietary products	13,415,863	14,693,315	(1,277,452)	(8.7)
Freight	2,599,709	3,467,768	(868,059)	(25.0)
Net sales	50,312,049	48,353,730	1,958,319	4.0
Cost of goods sold	37,794,402	33,287,677	4,506,725	13.5
Gross profit	$12,517,647	$15,066,053	$(2,548,406)	(16.9)%

Note: Advertising fees included in third party products	$138,466	$423,615

Net Sales.  Net sales increased $2.0 million, or 4.0%, to $50.3 million for the three months ended September 30, 2010. Net sales of our third-party products increased $4.1 million, or 13.6% to $34.3 million for the three months ended September 30, 2010. Third-party products include advertising and fees earned from affiliate programs of approximately $0.1 million and $0.4 million for the three months ended September 30, 2010 and 2009, respectively. Net sales of our proprietary products decreased $1.3 million, or 8.7%, to $13.4 million for the three months ended September 30, 2010, and freight decreased $0.9 million, or 25.0%, to $2.6 million for the three months ended September 30, 2010.

The increase in net sales was primarily the result of an increase in our customer base and the number of shipped orders compared to the three months ended September 30, 2009. Sales growth was negatively impacted by an increased competitive environment, which began in the latter part of the second quarter, as many of our competitors offered deep discounts. We responded with increased promotional activities including “free shipping” and other discounts on both proprietary and third-party products. The shift to third-party products is primarily due to the carryover effect of the out of stock condition on proprietary products during the six months ended June 30, 2010 and the expansion of third-party SKUs while our proprietary product SKUs remained flat compared to the three months ended September 30, 2009.

Cost of Goods Sold. Cost of goods sold increased $4.5 million, or 13.5%, to $37.8 million for the three months ended September 30, 2010. As a percentage of net sales, cost of goods sold increased to 75.1% for the three months ended September 30, 2010 from 68.8% for the three months ended September 30, 2009 primarily due to a shift in product mix to higher cost third-party products.

Gross Profit.  As a result of the changes discussed in net sales and cost of goods sold, gross profit decreased $2.5 million, or 16.9%, to $12.5 million for the three months ended September 30, 2010 and gross profit as a percentage of net sales decreased to 24.9% for the three months ended September 30, 2010 from 31.2% for the three months ended September 30, 2009.

Fulfillment. Fulfillment expense increased $2.1 million, or 90.8%, to $4.4 million for the three months ended September 30, 2010. As a percentage of net sales, fulfillment expense increased to 8.7% for the three months ended September 30, 2010 from 4.7% for the three months ended September 30, 2009. The increase in fulfillment expense was primarily attributable to higher costs at both our expanded Las Vegas, Nevada and Lexington, North Carolina distribution centers as a result of operating inefficiencies. The operating inefficiencies were primarily attributable to temporary warehouse systems optimization problems and a significant unanticipated shift to products requiring special handling (e.g. liquids and glass packaging) resulting in higher labor costs. These inefficiencies continued through 2010 and into 2011. We understand the requirements to reduce these inefficiencies and have been making the appropriate modifications to address them.

Sales and Marketing. Sales and marketing expense increased $1.5 million, or 41.2%, to $5.2 million for the three months ended September 30, 2010. As a percentage of net sales, expenses increased to 10.4% for the three months ended September 30, 2010 from 7.6% for the three months ended September 30, 2009. The increase was primarily due to an increase in online advertising of approximately $0.7 million, payroll costs of approximately $0.4 million principally due to increased staffing in our call center to meet augmented call volume, and print advertising of approximately $0.4 million.

General and Administrative. General and administrative expenses decreased $4.0 million, or 25.3%, to $11.8 million for the three months ended September 30, 2010. As a percentage of net sales, expenses decreased to 23.4% for the three months ended September 30, 2010 from 32.6% for the three months ended September 30, 2009. Included in the 2010 amount were $6.1 million in expenses consisting of the following: $3.5 million accrual for the settlement of the derivative lawsuit discussed in Part I, Item I, Note 6 Contingencies, of this Quarterly Report on Form 10-Q, $1.2 million in accrued severance to the former Chief Executive Officer, $0.8 million in fees associated with the legal proceedings discussed in Part I, Item I, Note 6 Contingencies, of this Quarterly Report on Form 10-Q, the proxy solicitation and other matters, and $0.7 million in proxy reimbursement fees to Great Hill. Included in the 2009 amount was $10.9 million in stock based compensation expense that was recognized in connection with the Company’s initial public offering. Excluding these items in both three month periods, general and administrative expenses increased $0.7 million period-over-period. The increase period-over-period was primarily attributable to an overall increase of $0.5 million in on-going expenses, including higher technology costs and other items, an additional $0.3 million in stock-based compensation expense, an increase of $0.2 million in costs associated with being a public company, and an increase of $0.1 million in credit card fees due to higher sales. This was partially offset by a decrease in depreciation expense of $0.4 million.

Interest Expense. Interest expense decreased $0.1 million, or 52.3%, to $0.1 million for the three months ended September 30, 2010. The decrease was primarily a result of the capitalization of interest expense primarily related to the expansion of our Lexington, North Carolina facility and additional repayment of our outstanding notes payable balance.

Income Tax Benefit. Income tax benefit increased $0.2 million to $3.3 million for the three months ended September 30, 2010. This was a result of recognizing a loss before income taxes of $8.9 million for the three months ended September 30, 2010 compared to a loss before income taxes of $6.9 million for the three months ended September 30, 2009.

Comparison of Nine Months Ended September 30, 2010 to Nine Months Ended September 30, 2009

	Nine Months Ended
	September 30,
	(Unaudited)		$	%
	2010	2009	Increase (decrease)	Increase (decrease)
Third-party products	$106,647,316	$88,520,100	$18,127,216	20.5%
Proprietary products	44,312,499	43,033,049	1,279,450	3.0
Freight	10,480,277	9,963,100	517,177	5.2
Net sales	161,440,092	141,516,249	19,923,843	14.1
Cost of goods sold	118,844,402	96,353,173	22,491,229	23.3
Gross profit	$42,595,690	$45,163,076	$(2,567,386)	(5.7	) %

Note: Advertising fees included in third party products	$667,791	$1,464,890

Net Sales.  Net sales increased $19.9 million, or 14.1%, to $161.4 million for the nine months ended September 30, 2010. Net sales of third-party products increased $18.1 million, or 20.5% to $106.6 million for the nine months ended September 30, 2010. Third-party products include advertising and fees earned from affiliate programs of approximately $0.7 million and $1.5 million for the nine months ended September 30, 2010 and 2009, respectively. Net sales of our proprietary products increased $1.3 million, or 3.0% to $44.3 million for the nine months ended September 30, 2010, and freight increased $0.5 million, or 5.2%, to $10.5 million for the nine months ended September 30, 2010.

The increase in net sales was primarily the result of an increase in our customer base and the number of shipped orders compared to the nine months ended September 30, 2009.

Cost of Goods Sold. Cost of goods sold increased $22.5 million, or 23.3%, to $118.8 million for the nine months ended September 30, 2010. As a percentage of net sales, cost of goods sold increased to 73.6% for the nine months ended September 30, 2010 from 68.1% for the nine months ended September 30, 2009 primarily due to a shift in product mix to higher cost third-party products and higher shipping costs during the current year as a result of an increased level of split shipped orders.

Gross Profit. As a result of the changes discussed in net sales and cost of goods sold, gross profit decreased $2.6 million, or 5.7%, to $42.6 million for the nine months ended September 30, 2010 and gross profit as a percentage of net sales decreased to 26.4% for the nine months ended September 30, 2010 from 31.9% for the nine months ended September 30, 2009.

Fulfillment. Fulfillment expense increased $6.4 million, or 106.8%, to $12.5 million for the nine months ended September 30, 2010. As a percentage of net sales, fulfillment expense increased to 7.7% for the nine months ended September 30, 2010 from 4.3% for the nine months ended September 30, 2009. The increase in fulfillment expense was primarily attributable to operating duplicate distribution centers in Las Vegas, Nevada in order to ensure there were no disruptions to our service levels during the early part of the nine months ended September 30, 2010, and higher costs at both our expanded Las Vegas, Nevada and Lexington, North Carolina distribution centers as a result of operating inefficiencies. The operating inefficiencies were primarily attributable to temporary warehouse systems optimization problems and a significant unanticipated shift to products requiring special handling (e.g. liquids and glass packaging) resulting in higher labor costs. These inefficiencies continued through 2010 and into 2011. We understand the requirements to reduce these inefficiencies and have been making the appropriate modifications to address them.

Sales and Marketing. Sales and marketing expense increased $4.1 million, or 41.4%, to $14.1 million for the nine months ended September 30, 2010. As a percentage of net sales, expenses decreased to 8.7% for the nine months ended September 30, 2010 from 7.0% for the nine months ended September 30, 2009.  The increase was primarily due to an increase in online advertising of approximately $1.6 million, print advertising of approximately $1.5 million, and payroll costs of approximately $1.2 million, principally due to increased staffing in our call center to meet augmented call volume.

General and Administrative . General and administrative expenses decreased $0.8 million, or 3.5%, to $23.1 million for the nine months ended September 30, 2010. As a percentage of net sales, general and administrative expenses decreased to 14.3% for the nine months ended September 30, 2010 from 16.9% for the nine months ended September 30, 2009. Included in the 2010 amount were $7.5 million in expenses consisting of the following: $3.5 million accrual for the settlement of the derivative lawsuit discussed in Part I, Item I, Note 6 Contingencies, of this Quarterly Report on Form 10-Q, $2.1 million in fees associated with the legal proceedings discussed in Part I, Item I, Note 6 Contingencies, of this Quarterly Report on Form 10-Q, the proxy solicitation and other matters, $1.2 million in accrued severance to the former Chief Executive Officer, and $0.7 million in proxy reimbursement fees to Great Hill. Included in the 2009 amount was $10.9 million in stock based compensation expense that was recognized in connection with the Company’s initial public offering. Excluding these items in both nine month periods, general and administrative expenses increased $2.6 million period-over-period. The increase period-over-period was primarily attributable to an overall increase of $2.3 million in on-going expenses, including higher technology costs and other items, an increase of $0.8 million in costs associated with being a public company, an increase of $0.6 million in credit card fees due to higher sales, and an additional $0.3 million in stock-based compensation expense. This was partially offset by a decrease in depreciation expense of $1.4 million.

Interest Expense. Interest expense decreased $0.1 million, or 16.6%, to $0.4 million for the nine months ended September 30, 2010. The decrease was primarily a result of the capitalization of interest expense primarily related to the expansion of our Lexington, North Carolina facility and additional repayment of our outstanding notes payable balance.

Income Tax Benefit (Expense). For the nine months ended September 30, 2010, we recorded an income tax benefit of $2.8 million compared to an income tax expense of $1.5 million for the nine months ended September 30, 2009. This was a result of recognizing a loss before income taxes of $7.3 million for the nine months ended September 30, 2010 compared to income before taxes of $4.8 million for the nine months ended September 30, 2009.

Liquidity and Capital Resources The significant components of our working capital are cash and cash equivalents, securities available-for- sale, inventory and accounts receivable, primarily from credit cards processors, reduced by accounts payable, accrued expenses and our line of credit. Cash and cash equivalents consist of cash and money market accounts.  The working capital characteristics of our business allow us to collect cash from sales to customers within a few business days of the related sale, while we typically have extended payment terms with our suppliers. At September 30, 2010, we had approximately $3.7 million in cash and cash equivalents and approximately $36.7 million of securities available-for-sale and a working capital surplus of approximately $33.3 million compared to approximately $8.7 million in cash and cash equivalents and approximately $35.8 million of securities available-for-sale and a working capital surplus of approximately $49.6 million at December 31, 2009.

During the nine months ended September 30, 2010, we expended approximately $17.2 million on property and equipment related primarily to the expansion of our distribution facilities at Las Vegas, Nevada and Lexington, North Carolina.

As discussed in Note 8 Subsequent Events, of our consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q, we repaid our line of credit, interest rate swap obligations, and certain notes payable on December 13, 2010. The repayment was funded by liquidating a portion of our securities available-for-sale. The repayment of these borrowings and obligations does not impact our ability to continue our operations for the next twelve months.

Amounts deposited with third-party financial institutions exceed the Federal Deposit Insurance Corporation (“FDIC’), and Securities Investor Protection Corporation (“SIPC”), insurance limits, as applicable.  These cash and cash equivalent balances could be impacted if the underlying financial institutions fail or are subjected to other adverse conditions in the financial markets.  To date we have experienced no loss or lack of access to our cash and cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

We believe that our cash and cash equivalents and cash flows from operations will be sufficient to continue our operations for the next twelve months. Our future capital requirements will depend on many factors, including:

•	the rate of our revenue growth;

•	the timing and extent of expenditures to enhance our website, network infrastructure and transaction processing systems;

•	the extent of our advertising and marketing programs;

•	the levels of the inventory we maintain; and

•	other factors relating to our business.

We may require additional financing in the future in order to execute our operating plan. We cannot predict whether future financing, if any, will be in the form of equity, debt or a combination of both. We may not be able to obtain additional funds on a timely basis, on acceptable terms or at all.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our unaudited consolidated financial statements, which have been prepared in accordance with GAAP.

The preparation of these financial statements requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. Critical accounting policies are those that are the most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our most critical accounting policies pertain to revenue recognition, stock based compensation, inventories, income taxes, goodwill and intangible assets. In applying such policies, we exercise our best judgment and best estimates. For a further discussion of these Critical Accounting Policies and Estimates, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2010 for the year ended December 31, 2009.

Recently Issued Accounting Standards

Refer to Note 1 to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding recently issued accounting standards applicable to us.

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

ITEM 4.         CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this Form 10-Q, we evaluated, under the supervision and with the participation of our Chief Executive Officer and Interim Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon this evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2010.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our disclosure controls and procedures include components of our internal control over financial reporting. Our management, including our Chief Executive Officer and Interim Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Vitacost have been detected.

PART II.       OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

Refer to Note 6 Contingencies, of our consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q for a discussion on the nature of the legal proceedings against us, which is incorporated herein by reference.

ITEM 1A.   RISK FACTORS

Refer to the Risk Factors section of our Annual Report on Form 10-K and our Quarterly Report on Form 10-Q, as filed with the SEC on March 30, 2010 and August 16, 2010, respectively, for a complete explanation for the risk factors affecting our business.  With the exception of the risk factor identified below, there have been no material changes from the risk factors previously disclosed on our Annual Report on Form 10-K and our Quarterly Report on Form 10-Q, as filed with the SEC on March 30, 2010 and August 16, 2010, respectively.

Our Common Stock may be delisted from NASDAQ.

On December 21, 2010, we received a letter from The NASDAQ Stock Market (“NASDAQ”) indicating that based on its review of the Company and pursuant to NASDAQ Listing Rule 5101, the NASDAQ staff had determined that continued listing of the Company’s securities on The NASDAQ Stock Market was no longer warranted. In accordance with the procedures set forth in the NASDAQ Listing Rules, we timely appealed the staff determination, and requested a hearing before a NASDAQ Hearings Panel (the “Panel”). The hearing was held on February 3, 2011. On February 28, 2011, we received a written notice from NASDAQ indicating that the Panel had determined to grant our request to remain listed on The NASDAQ Stock Market, subject to certain conditions, including (1) on or before June 20, 2011, we shall have become current in our filing obligations, and demonstrated compliance with all quantitative requirements for continued listing, and (2) on or before July 5, 2011, we shall have solicited proxies and held our annual meeting. While we believe we will be able to comply with the NASDAQ requirements in the applicable time periods, no assurances can be made that we will in fact be able to comply and that our common stock will remain listed on The NASDAQ Stock Market. If we are not able to comply with the NASDAQ requirements in the applicable time periods, our common stock will be delisted from NASDAQ. A delisting of our common stock could negatively impact us by reducing the liquidity and market price of our common stock and the number of investors willing to hold or acquire our common stock, which could negatively impact our stock price and ability to raise equity financing.

We wish to caution the reader that the risk factors discussed in “Item 1A. Risk Factors” in our 2010 Annual Report on Form 10-K and those described elsewhere in this report or other Securities and Exchange Commission filings, could cause actual results to differ materially from those stated in any forward-looking statements.

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

Refer to Note 4 Notes Payable, of our consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q for a discussion on the nature of the default, which is incorporated herein by reference.

ITEM 4.         [REMOVED AND RESERVED]

ITEM 5.         OTHER INFORMATION

None.

ITEM 6.         EXHIBITS

Exhibits

4.1	Stockholder Agreement dated as of October 8, 2010 by and between the Registrant and Great Hill Investors, LLC, Great Hill Equity Partners III, L.P. and Great Hill Partners IV, L.P. (1)
4.2	Registration Rights Agreement dated as of October 8, 2010 by and between the Registrant and Great Hill Investors, LLC, Great Hill Equity Partners III, L.P. and Great Hill Partners IV, L.P. (2)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13(a)-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Interim Chief Financial Officer Pursuant to Rule 13(a)-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Filed as Exhibit 10.37 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 13, 2010.
(2) Filed as Exhibit 10.38 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 13, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VITACOST.COM, INC.

By:	/s/ Jeffrey J. Horowitz
Name: Jeffrey J. Horowitz
Title: Chief Executive Officer

By:	/s/ Stephen E. Markert, Jr.
Name: Stephen E. Markert, Jr.
Title: Interim Chief Financial and Accounting Officer

Date: June 16, 2011

INDEX TO EXHIBITS

Exhibits

4.1	Stockholder Agreement dated as of October 8, 2010 by and between the Registrant and Great Hill Investors, LLC, Great Hill Equity Partners III, L.P. and Great Hill Partners IV, L.P. (1)
4.2	Registration Rights Agreement dated as of October 8, 2010 by and between the Registrant and Great Hill Investors, LLC, Great Hill Equity Partners III, L.P. and Great Hill Partners IV, L.P. (2)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13(a)-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Interim Chief Financial Officer Pursuant to Rule 13(a)-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Filed as Exhibit 10.37 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 13, 2010.
(2) Filed as Exhibit 10.38 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 13, 2010.