Form 10-K
period 2010-12-31
Vitacost.com, Inc.
filed 2011-06-16
CIK 1401688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  to

Commission file number: 001-34468

VITACOST.COM, INC.

(Exact name of registrant as specified in its charter)

Delaware	37-1333024
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5400 Broken Sound Blvd., NW, Suite 500 Boca Raton, Florida	33487
(Address of principal executive offices)	(Zip Code))

Registrant’s telephone number, including area code: (561) 982-4180

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered
Common Stock, $0.00001 par value	The NASDAQ Stock Market LLC (NASDAQ Global Market)

Securities registered pursuant to Section 12(g) of the Act:

Preferred Stock Rights

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12-b-2 of Exchange Act. Yes ☐ No ☒

As of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting and non-voting equity held by non-affiliates of the registrant was approximately $151.0 million. Shares of the registrant’s common stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of June 16, 2011, the registrant has 27,790,453 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

VITACOST.COM, INC. FORM 10-K

TABLE OF CONTENTS

i

EXPLANATORY NOTE

Along with the filing of this Annual Report on Form 10-K, Vitacost.com, Inc., or Vitacost is also filing with the Securities and Exchange Commission, or SEC, its delayed Quarterly Reports on Form 10-Q for the interim quarterly periods ended September 30, 2010 and March 31, 2011.

Unless the context otherwise requires, references in this Annual Report on Form 10-K to “Vitacost.com, Inc.,” “Vitacost,” “Company,” “we,” “us,” or “our” refer to Vitacost.com, Inc., a Delaware corporation.

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

On June 16, 2011, we filed this Form 10-K and our Quarterly Reports on Form 10-Q for the quarters ended September 30, 2010 and March 31, 2011.

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

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains trends analyses and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs and other information that is not historical information. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential,” “continue,” “seek” or the negative of these terms or other comparable terminology or by discussions of strategy.

All forward-looking statements, including, without limitation, our examination of historical operating trends, are based upon our current expectations and various assumptions and we do not assume any obligation to update any of these statements. We believe there is a reasonable basis for our expectations and beliefs, but they are inherently uncertain. We may not realize our expectations and our beliefs may not prove correct. Actual results could differ materially from those described or implied by such forward-looking statements and are subject to change due to the inherent risks and uncertainties, such as those disclosed or incorporated by reference in our filings with the SEC. Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from the forward-looking statements are set forth in this Annual Report on Form 10-K under Part I, Item 1a — Risk Factors and Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operation, under the heading “Factors Influencing Future Operating Results” and include, among others:

•	the current global economic climate;
•	significant competition in our industry;
•	unfavorable publicity or consumer perception of our products on the Internet;
•	the incurrence of material product liability and product recall costs;
•	costs of compliance and our failure to comply with government regulations;
•	our inability to successfully defend intellectual property claims;
•	our failure to keep pace with the changing demands and preferences of our customers for new products;
•	disruptions in our manufacturing system, including our information technology systems, or losses of manufacturing certifications; and
•	the lack of long-term experience with human consumption of some of our products with innovative ingredients.

Forward-looking statements in this Annual Report on Form 10-K speak only as of the date hereof, and forward-looking statements in documents attached that are incorporated by reference speak only as of the date of those documents. We do not undertake any obligations to update or release any revisions to any forward-looking statement or to report any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as required by law.

PART I

Item 1. Business.

Vitacost.com, Inc.

We are a leading internet-based retailer and distributor of nutritional substitutes, based on annual sales volume, of health and wellness products, including dietary supplements such as vitamins, minerals, herbs or other botanicals, amino acids and metabolites (which we refer to as “vitamins and dietary supplements”), as well as cosmetics, organic body and personal care products, sports nutrition and health foods. We sell these products directly to consumers through our website, www.vitacost.com. We strive to offer our customers the broadest product selection supported by current scientific and medical research at the best value, while providing superior customer service and timely and accurate delivery.

We offer our customers a selection of approximately 32,000 stock keeping units (“SKUs”) from over 1,600 third-party brands, such as New Chapter, Atkins, Nature’s Way, Twinlab, Burt’s Bees, Kashi, BSN, Cytosport and MuscleTech in addition to our own proprietary brands which are Nutraceutical Sciences Institute (NSI), Cosmeceutical Sciences Institute (CSI), Best of All, and Smart Basics. Beginning in March 2011 we began transitioning our (NSI) brand to a new Vitacost label. We support our operations through our call center, our manufacturing and testing facility and our two distribution centers, delivering what we believe are industry-leading order fulfillment and customer satisfaction results. Our website allows customers to easily browse and typically purchase products at prices from 30% to 60% lower than manufacturers’ suggested retail prices. Our website also serves as an educational resource for consumers seeking information on healthy living, including medical developments and practices, health issues and the attributes of health and wellness supplements.

We believe our direct-to-consumer business model combined with our in-house manufacturing capabilities provide us competitive advantages over traditional, store-based and other direct-to-consumer retailers. For example, we do not incur most of the operating and investment costs of traditional, store-based retailers and we are able to serve a global market through centralized operations allowing us to capitalize on our investments in content, marketing and technology, while providing a unified and consistent message to our customers. Furthermore, our direct-to-consumer business model enables us to support our sales through reduced personnel, while offering a greater breadth of inventory to our customers at lower retail prices than traditional retail competitors. Additionally, our manufacturing capabilities allow us to generate higher gross margins on our proprietary products due to our ability to obtain quantity discounts from our suppliers while selling directly to consumers, bypassing the traditional supply chain and associated product mark-ups at each stage.

As of December 31, 2010, we had approximately 1.1 million active customers. We define an “active customer” as a customer who has made a purchase from us within the past 12 months. We shipped a total 2.9 million orders in 2010, up 16% from 2.5 million shipped in 2009 with Average Order Value (“AOV”) ranging from $73 to $80.

Corporate Information

We were incorporated in Delaware in May 1994 and became a public company in September 2009. Our principal executive office is located at 5400 Broken Sound Boulevard, NW, Suite 500, Boca Raton, Florida 33487, and the telephone number at that address is (561) 982-4180. Our internet address is www.vitacost.com. Vitacost, Nutraceutical Sciences Institute, Cosmeceutical Sciences Institute, Best of All, Walker Diet, Smart Basics, OcuPower, CardioLift, NeuroPower, ArthriPower and Mega EFA are trademarks of Vitacost.com, Inc. This Annual Report on Form 10-K also includes other trademarks of Vitacost and of other companies.

We began operations in 1994 as a catalog retailer of third-party vitamins and supplements under the name Nature’s Wealth Company. In 1999, we launched Vitacost.com and introduced our proprietary vitamins and supplements under our NSI brand. We began operations under the name Vitacost.com, Inc. in 2000. In 2006, we were inducted into Inc. magazine’s “Inc. 500 Lifetime Hall of Fame,” as one of the U.S.’s 500 fastest growing privately-held businesses for five consecutive years (2001 – 2005). In April 2008, we completed construction of our manufacturing facility located in Lexington, North Carolina and began manufacturing most of our proprietary products. During 2010 we completed an expansion project to meet our needs for additional space and additional distribution capabilities using proceeds of our initial public offering for the lease and build-out of a new distribution facility in Las Vegas, Nevada. We also began a similar project in our North Carolina facility in the Spring of 2010, with the building completed in the first quarter of 2011. The facilities provide redundancy in the event of work interruptions due to power outages, natural disasters or other events.

Industry Overview

The expansion of the Internet has benefited retailers by improving methods of communication, delivery of content and ease of commerce. At the same time, consumers are leveraging online resources to make informed healthcare, dietary and nutritional choices and related purchasing.

Online Commerce.  The Internet’s rapid expansion continues to increase its influence over communication, content and commerce. According to Forrester, U.S. online retail sales were $176.2 billion in 2010, a 12.6% increase from 2009. Forrester projects online retail sales to grow at a 10% CAGR to $278.9 billion by 2015. We believe several factors will contribute to this increase including convenience, expanded range of available products and services, improved security and electronic payment technology, increased access to broadband Internet connections and widespread consumer confidence and acceptance of the Internet as a means of commerce.

U.S. Dietary Supplement Market.  According to a survey conducted by Ipsos-Public Affairs for the Council for Responsible Nutrition (CRN), 66% of U.S. adults used dietary supplements in 2010. According to the Nutrition Business Journal’s (NBJ) 2010 U.S. Nutrition Industry Overview, U.S. sales of dietary supplements (including vitamins, herbs, meal supplements and sports nutrition and specialty supplements) grew 6.0% to $26.9 billion in 2009. NBJ is forecasting U.S. sales of dietary supplements to grow at a 6.0% rate per year for the next four years reaching $34 billion by 2013. Steady growth reflects customers’ purchases of these natural products to protect their health and ward off more expensive medical visits and prescription drugs. The dietary supplement industry is highly fragmented with products sold through multiple channels including retailers such as mass merchants, grocery stores, drug stores and specialty retailers, as well as through direct mail, catalogs, multi-level marketers and the Internet. U.S. sales of dietary supplements through the Internet grew significantly faster than the overall category increasing approximately 18% in 2009 to $1.2 billion and accounted for an estimated 4.3% of the total U.S. dietary supplement category. According to the NBJ 2010 Direct-to-Consumer Selling Report, internet sales of dietary supplements are expected to grow at an 18% CAGR over the next four years, reaching $2.3 billion by 2013.

Our Value Proposition to Our Customers

We strive to offer our customers the broadest product selection supported by current scientific and medical research at the best value, while providing superior customer service and timely and accurate delivery.

Broad Third-Party and Proprietary Product Selection.  We offer approximately 32,000 SKUs representing over 1,600 brands, including nationally-recognized third-party brands and our proprietary brands. Our product selection is designed to appeal to a variety of demographic groups, including those seeking health maintenance and general well-being, baby boomers, the elderly and those with specific health concerns or goals. Our proprietary products are researched and developed by our knowledgeable in-house proprietary brands department. As consumer preferences evolve, our proprietary brands team works to develop new proprietary products and reformulate existing products to anticipate and fulfill expected consumer demand.

Consistently Superior Value.  We offer vitamins, dietary supplements and health and wellness products at savings to our customers with discounts ranging typically from 30% to 60% off manufacturers’ suggested retail prices. We provide even greater savings to our customers through proprietary products that we manufacture and we impose no minimum order or membership requirements.

User-Friendly Shopping Experience.  Our website is designed to attract natural search traffic while providing a convenient, educational, secure and efficient shopping experience. Products are cross-indexed to allow consumers to easily locate and compare products when searching by brand, ingredient or health concern. Our website and catalogs include educational content such as articles and news relating to medical and scientific data, health topics and the attributes of health and wellness supplements, which help our customers make informed purchases. Our website uses secure encryption technology designed to protect our customers’ personal and credit card information and to prevent its unauthorized use. Our customer service representatives take orders and answer product and technical questions through our toll-free telephone number. Customers are also able to reach our customer service representatives via email or the live chat feature on our website. We seek to respond within 24 hours to all email requests received between Monday and Friday. We also facilitate repeat customer orders through our AutoShip! feature, which provides additional discounts on our proprietary products to customers who elect to receive automated, recurring shipments.

Accurate, Timely and Efficient Order Fulfillment.  We operate two highly automated distribution centers, which use wireless, paperless systems to achieve efficient, quality order fulfillment and distribution. Orders are received and picked on high-speed automated lines using pick-to-light and carousel technologies.

Growth Strategy

The key elements of our new growth strategy, which we believe over time will increase net sales while maintaining or increasing our gross margins include:

Expand Our Product Offerings.  We believe offering a broad range of products drives traffic to our website and increases orders and revenue. We currently offer approximately 32,000 SKUs, up from approximately 4,120 SKUs as of December 31, 2004. Additionally, we currently offer approximately 850 proprietary SKUs up from 137 proprietary SKUs as of December 31, 2004. We have made this expansion quickly and efficiently, in part because we were able to offer products that are not in our physical inventory, but that our third-party suppliers maintain in stock. We have referred to this as our virtual inventory. Although this virtual inventory allowed us to increase SKU selection without requiring a corresponding increase in our warehouse facilities, we have decided our customers will be better served through the elimination of virtual SKUs in order to accelerate order fulfillment and delivery time. We expect over time the need for increased SKUs and their inventory values will be offset by increased sales of our inventory during the year.

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

Maximize Customer Loyalty and Retention.  Our revenue growth depends, in part, on repeat orders from existing customers. We believe we have a highly loyal customer base, because customers view us as a valuable source of health and wellness products and healthy living selections. Our customers, on average, order from us two to three times per year. In order to facilitate repeat customers, we encourage our regular customers to sign up for our AutoShip! program, which provides automatic shipping and billing of recurring orders at a 5% discount for our proprietary products. Additionally, we focus on expanding our base of repeat customers by improving our customers’ shopping experience through our customer service initiatives. We continue to refine the customer service we provide at every step of the purchase process from the content we deliver on our website to our customer support and fulfillment operations.

Expand and Optimize Our Distribution Platform.  We operate two distribution centers, one in Lexington, NC and a second in Las Vegas, NV. While we expect our current facilities will allow us to meet our product distribution requirements through 2011, during 2010 we completed an expansion project to meet our needs for additional space and additional distribution capabilities using proceeds of our initial public offering for the lease and build-out of a new distribution facility in Las Vegas, Nevada. We also began a similar project in our North Carolina facility in the Spring of 2010, with the building completed in the first quarter of 2011. The facilities provide redundancy in the event of work interruptions due to power outages, natural disasters or other events.

Continue to Develop Our Manufacturing Capability.  In April 2008, we began manufacturing our proprietary products in our state-of-the-art manufacturing facility in North Carolina. We currently manufacture over 60% of our proprietary products in this facility. Additionally, manufacturing our own products allows us to better control product quality, react to trends in the industry and bring new products to market significantly faster than our current development cycle with third-party manufacturers. Currently, we only have the capability to manufacture products in the form of capsules and tablets.

Expand Internationally.  We currently ship products to foreign countries including Canada, Hong Kong, Japan, Taiwan and the United Kingdom, despite limited marketing efforts outside the United States. International sales accounted for approximately 3% of our sales in 2010, up from 2% in 2009. We believe that opportunities exist to market our products more aggressively in English-speaking countries outside the United States. We have recently begun to translate our website into multiple languages which will allow us to better market our products in non-English speaking countries in Asia, Europe and Latin America.

Products

We provide online shoppers with one of the broadest selections of high-quality health and wellness products, including dietary supplements such as vitamins, minerals, herbs or other botanicals, amino acids and metabolites, as well as cosmetics, organic body and personal care products, sports nutrition and health foods. We offer products in a wide range of potency levels and dosage forms such as tablets, capsules, vegi-capsules, softgels, gelcaps, liquids and powders. Our focus on providing a broad selection enables our customers to purchase products from preferred, trusted brands through a single, comprehensive source.

We offer both popular third-party brands, such as New Chapter, Atkins, Nature’s Way, Twinlab, Burt’s Bees and Kashi, as well as our proprietary brands. We offer products that encompass four main categories: Vitamins, Minerals, Herbs and Supplements; Bodybuilding and Sport Products; Natural Care Products; and Natural and Organic Food Products.

Vitamins, Minerals, Herbs and Supplements (“VMHS”).  VMHS products are generally taken to maintain or improve health and address specific health conditions. The FDA classifies these products under the term “dietary supplements.” In this category, we offer our NSI and Vitacost products as well as third-party brands such as Nature’s Way, Twinlab, Jarrow, Carlson and Rainbow Light.

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

Natural Personal Care Products.  Natural personal care products consist of a variety of natural products for skin, body, hair and oral health. We offer hundreds of natural personal care products from category leaders such as JASON, Burt’s Bees and Kiss My Face, as well as our CSI-branded products. These products appeal to allergen-conscious and environmentally-conscious consumers seeking products that are made without harsh chemicals and additives.

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

In 2010 and 2009, our proprietary brands accounted for approximately 27% and 30% of our net sales, respectively. Our proprietary brands include:

•	Nutraceutical Sciences Institute. Our NSI brand is our largest proprietary brand. Through NSI, we offer our proprietary line of Synergy multivitamins, which is available in over 30 formulations intended to address a variety of health concerns such as OcuPower for vision health, CardioLift for cardiovascular health and GlucoPower for healthy blood sugar. We also offer NSI-branded dietary supplements including minerals, herbs, amino acids, anti-oxidants and others. We are in the process of converting the NSI line over to a new Vitacost label to increase brand and company awareness.
•	Cosmeceutical Sciences Institute. Under our CSI brand, we market and sell health and beauty products such as facial cleanser, facial and body moisturizing creams and lotions, and other beauty and skincare products.
•	Best of All. Under our Best of All brand, we market and sell organic food products such as banana chips, trail mix, almonds, cashews and more.
•	Smart Basics. Under our Smart Basics brand, we market and sell organic fruit juices and extracts and related dietary supplements.
•	Walker Diet. Under our Walker Diet brand, we market and sell low carb milkshake powders used to assist in weight loss and management.

Merchandising & New Product Development

We believe we carry most major domestic brands of vitamins, dietary supplements and minerals, as well as many smaller specialty brands. We sell most of our suppliers’ most popular product lines. We also offer our proprietary brands based on our own formulations. We currently stock approximately 32,000 SKUs at each distribution center and are in the final steps of eliminating virtual inventory. Currently, no single SKU represents more than 2% of our net sales. In developing new proprietary products, our proprietary department, together with members of our management team:

•	review our sales data and customer feedback of third-party SKUs to determine whether we should develop a comparable proprietary product; and
•	perform a cost-benefit analysis for the manufacture and sale of any new proprietary products.

Marketing

Our marketing strategy is designed to increase brand awareness and drive highly targeted new and repeat customers to our website. We use a multi-channel approach which includes search engine marketing, email campaigns, and affiliate programs to acquire and retain our customer base.

Online Marketing — We make our website available via keywords and shopping feeds on internet search engines including but not limited to Google, Bing, Nextag and Shopzilla. Banner advertisements on display networks are also used to drive traffic to our website. In addition, we operate an affiliate program aimed at creating brand awareness through websites who participate in the LinkShare network.

Email Campaigns — Our weekly email marketing campaigns distribute information on new arrivals, promotional discounts and product information to customers.

Direct Mail and Promotional Inserts — We have scaled back direct mail marketing initiatives and are focused on creating efficiencies with our online initiatives. Direct mail is used on a limited basis to remind key customer segments to reorder.

Manufacturing

Proprietary Manufacturing.  We have designed and implemented full-featured solid dose (capsule and tablet) manufacturing and packaging operations at our North Carolina facility, which provide efficient high speed production and aggregate capacities in excess of our present demand requirements. Under our present configuration, we produce over 60% of our proprietary products in-house.

Our in-house manufacturing capabilities have enabled us to achieve greater efficiencies and cost savings, as well as strict control over the entire manufacturing cycle including raw material procurement, finished goods production and logistics optimization. Additionally, we have implemented lean manufacturing practices, statistical process control and just-in-time procedures throughout our facility. In 2010, we produced over 443 million tablets and capsules and packaged over 3 million bottles. In addition to providing us with greater volume and flexibility, our in-house manufacturing provides us with the opportunity to improve market response time, reduces the risk of out-of-stock situations, limits finished goods obsolescence and improves overall operating margins.

Our manufacturing lines include hard-shell encapsulation machines. Tableting operations include automatic tablet compression machines with a computerized high volume coating system. We ensure precise adherence to our formulations through computer-controlled bin blending systems, and remove under-filled capsules during production through an integrated capsule reject system. Additionally, all manufactured products are subject to inspection through one of two inspection lines.

We package finished products on a packaging line which starts with an automatic bottle un-scrambler and ionized air rinse prior to filling. We use a counting system with a capacity of up to 120 bottles per minute which individually measures tablet dimensions as tablets are counted and disbursed into the bottle.

Contract Manufacturing.  All of our proprietary products not in the solid dose category, including softgels, liquids and powders, are manufactured by pre-selected contract manufacturers specializing in the respective dosage form. As of December 31, 2010, our third party manufacturers provided approximately 40% of total production and 100% of finished soft gel, liquid and powder products. No single third party manufacturer, however, manufactured more than 6% of such products. Each of our contract manufacturers is required to maintain high standards of quality control consistent with federal regulatory guidelines and to manufacture our products according to our strict specifications. We have implemented vendor qualification programs for all of our suppliers and manufacturers, including full analytical testing of the products we purchase.

Raw Materials.  All raw materials and ingredients for our proprietary products are selected for purchase from a group of third-party suppliers specializing in raw material manufacturing and processing and specialty distribution. We maintain multiple supply and purchasing relations throughout the raw materials marketplace to provide an uninterrupted supply for our manufacturing requirements. We employ similar strategies throughout the supply chain operations, leveraging our production volume in all raw materials procurement operations.

Quality Control.  Our quality assurance unit establishes process controls and documents and tests every stage of the manufacturing process to ensure we meet product specifications and that finished dietary supplements contain the correct ingredients, purity, strength, and composition in compliance with FDA regulations. We test incoming raw materials and finished goods to ensure they meet or exceed FDA and U.S. Pharmacopeia standards including quantitative and qualitative assay and microbial and heavy metal contamination. Additionally, we perform ingredient analysis and assay using procedures which include High Performance Liquid Chromatography, Ultraviolet/Visible Spectroscopy, Near Infra-Red Spectroscopy, and Inductively Coupled Plasma Mass Spectrometry.

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

Our in-house laboratory decreases manufacturing cycle times by performing rapid testing we believe is not achievable through third-party labs. Most of our contaminant analyses testing procedures have faster average in-house turnaround times than outside laboratories.

Customer Service

We strive to offer outstanding customer service with each customer’s complete satisfaction as our goal. To achieve this goal, we maintain a fully staffed contact center, to respond to customers via incoming calls, e-mails and live-chat while providing accurate and timely shipping, all driven by our 5-Star Guarantee. We believe our customer service initiatives allow us to establish and maintain long-term customer relationships and facilitate repeat visits and purchases.

Fully Staffed Contact Center.  Our contact center operations serve as the primary customer service contact between our customers and Vitacost. We operate a contact center in Lexington, North Carolina and utilize a third-party call center primarily for after-hours support. Contact Center agents are available to answer customer questions and to accept customer orders. Both contact center locations use identical ERP systems to provide a seamless customer experience through our toll-free telephone number, email or live chat feature. These call centers are staffed with specialists who receive regular training so that they can effectively and efficiently field questions from current and prospective consumers. Our specialists are also trained not to answer questions that should be directed to a customer’s physician, such as questions relating to drug interactions. In order to provide consistency, speed and accuracy, our specialists use an internal, standardized question and answer database in responding to customer inquiries. Our specialists also have access to real time inventory data to know if a product is in stock to properly manage customer expectations.

During 2010, our contact center processed over $20 million in orders or 9.1% of total revenue. Historically, our contact center volume has increased correspondingly with our overall revenue growth. In 2010 our call center volume reached over 922,000 calls, up from over 770,000 in the prior year.

In 2010, the contact center processed over 305,000 orders compared to over 255,000 in 2009. We will continue to expand our call center operations as required.

Our 5-Star Guarantee.  Our 5-Star Guarantee makes it easy, convenient and safe for customers to purchase our products. Under the Guarantee we:

•	Offer vitamins, supplements, organic products, body care and natural health products at everyday low prices, providing savings of 30% – 60% off retail 365 days a year, with no minimums, no memberships and no hidden charges.
•	Ensure the potency and quality of our vitamin products while providing the highest quality supplements and other natural health products.
•	Provide a 30-Day Money-Back guarantee for all our products.
•	Guarantee a safe, secure online shopping experience through the use of state-of-the-art Secure Socket Layer 128-bit encryption on our website.
•	Maintain one of the largest selections of vitamins, supplements and health products available anywhere, with approximately 32,000 items and more than 1,600 brands from which to choose.

We value frequent communication with and feedback from our customers in order to continue to improve our offerings and services. Based on surveys we conducted in 2010, customers have indicated approximately 96% satisfaction with our products and service while the probability of reorder is approximately 94%.

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

We maintain three secure internal data centers that support product development, quality control and office and distribution center infrastructure. Our data centers are also collocated through a third-party provider with locations in Atlanta and Seattle for redundancy, which has provided us with 100% service availability since 2007.

We follow rigorous industry standards to protect our internal operations and the personal information we collect from our customers. We do not sell or disclose the personal information of our customers. We continue to maintain and upgrade our technology framework that can support high levels of security while meeting the compliance requirements of Payment Card Industry (“PCI”) security standards. We are considered a “sender” under the CAN-SPAM Act and comply with the applicable aspects thereof.

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

Competition

The dietary supplement, natural health and wellness market is large, growing, competitive and highly fragmented. Our competition includes multi-level marketers, online VMHS specialty and mass retailers, and extends offline to brick and mortar stores including but not limited to grocery, membership clubs, specialty and mass retailers. We believe the following are the principal competitive factors in our market:

•	Competitive pricing
•	Selection and availability of product
•	Reliability and speed of delivery
•	Website ease of use
•	Customer service and support

We believe we compete favorably, however the nature and extent to which our competitors implement various pricing and promotional activities in response to increasing competition and our response to these competitive actions, could adversely affect our profitability.

Trademark and Other Intellectual Property

We rely on a combination of patent, copyright and trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our proprietary rights with respect to our technology and proprietary information. We have applied for or registered all relevant trademarks with the U.S. Patent and Trademark Office (USPTO), including our Vitacost, Nutraceutical Sciences Institute, Cosmeceutical Sciences Institute, Best of All, Walker Diet, Smart Basics, OcuPower, CardioLift, NeuroPower, ArthriPower and Mega

EFA trademarks, among others. We believe our trademarks to be valuable and are identified strongly with our brands. Issuance of a federally registered trademark creates a rebuttable presumption of ownership of the mark; however, it is subject to challenge by others claiming first use in the mark in some or all of the areas in which it is used. We have also applied for foreign protection of certain of our trademarks in the European market and Asian market in which we operate and have registered Vitacost, NSI and Nutraceutical Sciences Institute in certain countries in these regions.

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

We have obtained a number of U.S. patents on some product formulations and have applications pending for others. We also intend to file more patent applications. In designing our product formulations, we have attempted to blend an optimal combination of nutrients which appear to have beneficial impact based upon scientific literature. However, because formal clinical studies have in most instances not been conducted by us to validate the intended health benefits of the nutrients, we are generally prohibited by the FDA from making disease treatment and prevention claims in the promotion of products using these formulations. While we seek broad coverage for our patents, there is always a risk that an alteration to the formulation may provide sufficient basis for a competitor to avoid infringement claims by us. In addition, our issued patents expire over the next several years and we cannot provide any assurance that any patents will be issued from pending applications or that any issued patents will adequately protect our intellectual property.

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

Our products are subject to extensive regulation in the U.S. and abroad. The FDA enforces the Federal Food, Drug and Cosmetic Act, or FDCA, and related regulations, which govern the identity, purity, quality, strength, and composition of dietary supplements and regulate the formulation, manufacture, packaging, labeling, holding, sale, and distribution of dietary supplements, foods, cosmetics, and over-the-counter, or OTC, drugs, and prohibit the sale of misbranded and adulterated dietary supplements and dietary supplements that by the intention of the manufacturer or distributor or label or labeling claims are unapproved new drugs. The Federal Trade Commission, or FTC, enforces the Federal Trade Commission Act, or FTCA, and related regulations, which govern the advertising and advertising acts and practices associated with the promotion and sale of these products. The U.S. Postal Inspection Service enforces federal laws governing fraudulent use of the mails. Regulation of certain aspects of the dietary supplement business at the federal level is also governed by the Consumer Product Safety Commission (e.g., concerning the presence of adulterated substances, such as toxic levels of lead or iron, that render products unsafe for consumption and require a CPSC ordered recall), the Department of Agriculture (e.g., for products that are intended for ingestion as dietary supplements for animals) and the Environmental Protection Agency (e.g., in the methods of disposal used for certain dietary ingredients, such as colloidal silver). The manufacture, packaging, labeling, holding, sale, and distribution of dietary supplements are also subject to extensive local, state, and foreign government regulation. For example, under the European Union Directive, only dietary supplements listed in Annex II to that directive or otherwise ruled saleable in Europe by the European Union may be sold in Europe subject to EU restrictions on dose amounts, forms, label claims and advertising. The Bureau of Customs and Border Patrol (“CBP”), a division of the Department of Homeland Security, also regulates shipments containing dietary ingredients, dietary supplements, cosmetics, drugs, biologics, and medical devices and engages in enforcement activity in concert with the FDA to block the import or export of articles deemed adulterated or otherwise unlawful for sale in the United States (imports) or in the non-U.S. country to which articles are addressed. CBP holds on articles or demands for recall can interfere with the timely delivery of products to market and can result in regulatory fines and penalties.

The FDCA has been amended several times affecting provisions that concern dietary ingredients and dietary supplements, including by the Dietary Supplement Health and Education Act of 1994 (“DSHEA”). DSHEA formally defined what may be sold as a dietary supplement, defined statements of nutritional support and the conditions under which they may lawfully be used, and included provisions that permit the FDA to regulate manufacturing practices and labeling claims peculiar to dietary supplements. “Dietary supplements” are defined as vitamins, minerals, herbs, other botanicals, amino acids and other dietary substances that are used to supplement the diet, as well as concentrates, constituents, extracts, metabolites, or combinations of such dietary ingredients. Generally, under DSHEA, dietary ingredients that were on the market before October 15, 1994 may be used in dietary supplements without notifying the FDA. However, a “new” dietary ingredient (i.e., a dietary ingredient that was not marketed in the U.S. before October 15, 1994) must be the subject of a new dietary ingredient notification submitted to the FDA unless the ingredient has been “present in the food supply as an article used for food” without having been “chemically altered.” A new dietary ingredient notification must provide the FDA with evidence of a “history of use or other evidence of safety” which establishes that use of the dietary ingredient “will reasonably be expected to be safe.” A new dietary ingredient notification must be submitted to the FDA at least 75 days before the new dietary ingredient can be marketed. There can be no assurance that the FDA will accept evidence purporting to establish the safety of any new dietary ingredients that we may want to market, and the FDA’s refusal to accept such evidence could prevent the marketing of such dietary ingredients.

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

As authorized by the FDCA, the FDA has adopted and is implementing Good Manufacturing Practices, or GMPs, specifically for dietary supplements. These GMPs impose extensive process controls on the manufacture, holding, labeling, packaging, and distribution of dietary supplements. They require that every dietary supplement be made in accordance with a master manufacturing record, that each step in manufacture, holding, labeling, packaging, and distribution be defined with written standard operating procedures, monitored, and documented, and that any deviation in manufacture, holding, labeling, packaging, or distribution be contemporaneously documented, assessed by a quality control expert, and corrected through documented corrective action steps (whether through an intervention that restores the product to the specifications in the master manufacturing record or to document destruction of the non-conforming product). The GMPs are designed to ensure documentation, including testing results that confirm the identity, purity, quality, strength, and composition of dietary supplements. In addition, GMPs require a company to make and keep written records of every product complaint that is related to GMPs. The written record of the product complaint must include the following: the name and description of the dietary supplement; the batch, lot, or control number of the dietary supplement, if available; the date the complaint was received and the name, address, or telephone number of the person making the complaint, if available; the nature of the complaint, including, if known, how the product was used; the reply to the complainant, if any; and findings of the investigation and follow-up action taken when an investigation is performed. The regulations directly affect all who manufacture the dietary supplements we sell and our own manufacture, holding, labeling, packaging, and distribution of dietary supplements. The FDA may deem any dietary supplement adulterated, whether presenting a risk of illness or injury or not, based on a failure to comply with any one or more process controls in the GMP regulations. If deemed adulterated, a dietary supplement may not be lawfully sold and may have to be recalled from the market. It is possible that the FDA will find one or more of the process controls implemented by us, by our contract manufacturers, or by those whose dietary supplements we sell to be inadequate and, thus, requiring corrective action, requiring any one or more of the dietary supplements we sell to be unlawful for sale, or resulting in a judicial order that may impair our ability to manufacture, market, and sell dietary supplements.

The FDA also requires adverse event notices on labels and serious adverse event reporting for all supplements and OTC drugs. An “adverse event” is defined by statute to include “any health-related event associated with the use of a dietary supplement that is adverse.” Only serious adverse events must be reported to FDA. A “serious adverse event” is an adverse event that: results in death, a life-threatening experience, inpatient hospitalization, a persistent or significant disability or incapacity, or a congenital anomaly or birth defect; or requires, based on reasonable medical judgment, a medical or surgical intervention to prevent an outcome described above. When a manufacturer, packer, or distributor whose name appears on the product label of a dietary supplement receives any report of a serious adverse event associated with the use of the dietary supplement in the United States, the company must submit a “serious adverse event report” on MedWatch Form 3500A. The report must be filed within 15 business days of receipt of information regarding the adverse event. All adverse event reports, whether serious or not, must be recorded and kept in company records under the GMP rules. A company must maintain records of each report of any adverse event (both serious and non-serious) for a minimum of 6 years. These records should include any documents related to the report, including: the company’s serious adverse event report to the FDA with attachments; any new medical information about the serious adverse event received; all reports to the FDA of new medical information related to the serious adverse event; and any communications between the company and any other person(s) who provided information related to the adverse event.

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

Cosmetics are not subject to pre-market approval by the FDA, but the products, their ingredients and their label and labeling content, are regulated by the FDA, and it is the burden of those who sell cosmetics to ensure that they are safe for uses as directed. The FDA prohibits certain ingredients from being contained in cosmetic products that are authorized only for drug use or are deemed adulterated. In addition, the labeling of cosmetic products is subject to the requirements of the FDCA, the Fair Packaging Labeling Act and other FDA regulations. The FDA limits cosmetic product claims to those of beautification and enhancement to the external appearance of the skin. Structure/function claims are generally prohibited for cosmetic products as are disease prevention and treatment claims. It is possible that cosmetic product ingredients now commonly in use that are derived from nanotechnology may be restricted or prohibited in future. It is also possible that claims now commonly in use concerning cosmetic reduction in the external appearance of aging, the effect of cosmetic ingredients on fine lines and wrinkles, or on other aspects of appearance may in the future be deemed prohibited, implied disease treatment claims.

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

Further, under the Food Allergen Labeling and Consumer Protection Act of 2004 (“FALCPA”) all packaged foods containing any of the eight identified major food allergens: milk, egg, fish, crustacean shellfish, tree nuts, wheat, peanuts, and soybeans, must declare such allergens, at least once, by their common or usual name. A packaged food “contains” an allergen for the purposes of the law when any intentionally added ingredient contains an allergen. Thus, even if an allergen is present only in a coloring or flavoring, FALCPA applies. Likewise, the law applies even if an allergen is present only in a small amount of an “incidental” (but intentionally added, non-cross-contact) additive, like a releasing agent. Disclosure in this case is required even though such an ingredient usually could be omitted altogether from the ingredients list.

Failure to comply with the FALCPA may lead to civil sanctions, criminal penalties, or both under the FDCA. In addition, the FDA is authorized to seize non-conforming products controlled by a company and issue a recall of products already on the market.

We are also subject to regulation under various state, local and international laws that include provisions governing, among other things, the formulation, manufacturing, packaging, labeling, advertising and distribution of dietary supplements and OTC drugs. For example, under Proposition 65 in the State of California, a list of substances are deemed ones that pose a risk of carcinogenicity or birth defects at or above certain levels. If any such ingredient exceeds the permissible levels in a dietary supplement, cosmetic, or drug, the product may be lawfully sold in California only if accompanied by a prominent warning label alerting consumers that the product contains an ingredient linked to cancer or birth defect risk. Private attorney general actions as well as California attorney general actions may be brought against non-compliant parties and can result in substantial costs and fines.

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

Europe.  The European Union (EU) is responsible for the development of legislation governing foods, nutritional supplements, and medicines sold in Europe. Member States of the EU (“Member States”) are authorized to develop local legislation governing these products, provided such legislation is not more restrictive than the legislation promulgated by the EU Commission. Member States are responsible for enforcement of the applicable legislation. In 2002, the EU established a process for Member States to bring this regulating legislation in line with a published directive of the EU, which addressed the labeling and marketing of vitamins and minerals, what nutrients are permitted or not permitted and other packaging requirements. In 2004, the EU established standards for the manufacture and marketing of herbal medicines with the Traditional Herbal Medicinal Products Directive. This requires, among other things, manufacturers of herbal medicinal products to comply with Pharmaceutical Group Standards, and only requires proof of safety, not efficacy. Registration of products is subject to a phase-in period which began in October 2005, and which terminated in April 2011, at which point all herbal medicinal products must be registered with Member States.

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

Employees

As of December 31, 2010, we had 411 full-time and 4 part time employees. We employed 96 full-time employees at our Florida corporate headquarters and 2 part time employees, 232 full-time and 2 part-time employees at our North Carolina facility and 83 full-time employees at our Nevada facility. Additionally, from time to time, we hire temporary contract employees. None of our employees is covered by a collective bargaining agreement and we are unaware of any union organizing efforts. We consider our relationship with our employees to be good.

Geographic Information

During our last three years, substantially all of our revenue was generated within North America, and all of our long-lived assets are located within the United States.

Available Information

Our Web site is http://www.vitacost.com. The information posted on our website is not incorporated into this Annual Report on Form 10-K. We have made available through our Web site, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the Securities and Exchange Commission. In addition, they are available directly on the website for the Securities and Exchange Commission.

Item 1A. Risk Factors

We operate in a rapidly changing environment that involves significant risks, a number of which are beyond our control. In addition to the other information contained in this Annual Report on Form 10-K, the following discussion highlights some of these risks and the possible impact of these factors on our business, financial condition and future results of operations. If any of the following risks actually occur, our business, financial condition or results of operations may be adversely impacted. In addition, these risks and uncertainties may impact the “forward-looking” statements described elsewhere in this Form 10-K and in the documents incorporated herein by reference. They could affect our actual results of operations, causing them to differ materially from those expressed in “forward-looking” statements.

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

If we are unable to effectively manage our growth plan, we could be unable to implement our business strategy.

Our growth plan requires significant management time and operational and financial resources. There is no assurance that we have the operational and financial resources to manage our growth. In addition, rapid growth in our headcount and operations may place a significant strain on our management and our administrative, operational and financial infrastructure. Failure to adequately manage our growth could have a material adverse effect on our business, financial condition or results of operations.

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

The current global economic climate could adversely affect our industry and, therefore, restrict our future growth.

The current global economic climate could negatively affect our sales because many consumers consider the purchase of our products discretionary. If the markets for our products significantly deteriorate due to the economic climate, our business, financial condition or results of operations could be materially and adversely affected.

Instability in financial markets could adversely affect our ability to access capital markets which could limit our ability to fund our operating costs if we do not generate sufficient cash from operations.

As a result of current economic conditions, the availability of capital has been severely restricted. From time to time, we may access debt or equity capital markets. Any restriction on our ability to access capital markets could limit our ability to pursue our growth strategy and could negatively affect our business, financial condition or results of operations.

We depend upon certain third-party suppliers and manufacturers; if these suppliers or manufacturers do not provide us materials or products when and as needed and we are unable to efficiently obtain alternative supply sources, we could be unable to manufacture our products, and our business, financial condition or results of operations may be materially adversely affected.

We rely upon third-party suppliers for certain ingredients and raw materials. The principal ingredients or raw materials required in our operations are vitamins, minerals, herbs and packaging components. We purchase these materials from third-party suppliers located in the U.S., Japan, China, India, Italy, Spain, France and Germany. Furthermore, although we manufacture many of our proprietary products in-house, we engage third-party manufacturers to produce our proprietary products that are in the form of soft-gels, liquids and powders. Disruption in the operations of any such third-party supplier or manufacturer can occur for a number of reasons, many of which are beyond our control, such as regulatory requirements, import restrictions, loss of certifications, power interruptions, fires, hurricanes, drought or other climate-related events, war or other events. If any of our third-party suppliers or manufacturers become unable or unwilling to continue to provide us supplies or products in the required volumes and quality levels or in a timely manner, we would be required to identify and obtain acceptable replacement supply or product sources. If we are unable to efficiently obtain alternative sources, our business, financial condition or results of operations may be materially adversely affected.

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

Manufacturing a significant portion of our products at our manufacturing facility in Lexington, North Carolina concentrates our risk in the event there is any significant disruption in our operations or shutdown of this facility. Further, our operations are subject to environmental and health and safety laws and regulations, and some of our operations require environmental permits and controls to prevent and limit pollution of the environment. Any disruptions in our manufacturing operations would have a material adverse effect on our business, financial condition or results of operations and we could incur significant costs as a result of violations of, or liabilities under, environmental laws and regulations, or to maintain compliance with such environmental laws, regulations, or permit requirements.

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

In December 2003, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or the CAN-SPAM Act, was enacted. The CAN-SPAM Act establishes certain requirements for commercial email messages and penalizes commercial email message transmissions that are intended to deceive the recipient as to source or content. The CAN-SPAM Act, among other things, requires that senders of commercial emails allow recipients to opt out of receiving future emails from the sender. The ability of our customers to opt out of receiving commercial emails may minimize the effectiveness of our email marketing campaign. Moreover, non-compliance with the CAN-SPAM Act carries significant financial penalties. If we were found to be in violation of the CAN-SPAM Act, applicable state laws not preempted by the CAN-SPAM Act, or foreign laws regulating the distribution of commercial email, we could be required to pay penalties, which could have a material adverse effect on our business, result of operations, financial condition and cash flows.

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

We have applied for or registered all relevant trademarks with the U.S. Patent and Trademark Office (USPTO), including our Vitacost, Nutraceutical Sciences Institute, Cosmeceutical Sciences Institute, Best of All, Walker Diet, Smart Basics, OcuPower, CardioLift, NeuroPower, ArthriPower and Mega EFA trademarks, among others. We believe our trademarks to be valuable and are identified strongly with our brands. Issuance of a federally registered trademark creates a rebuttable presumption of ownership of the mark; however, it is subject to challenge by others claiming first use in the mark in some or all of the areas in which it is used. We have also applied for foreign protection of certain of our trademarks in the European market and Asian market in which we operate and have registered Vitacost, NSI and Nutraceutical Sciences Institute in certain countries in these regions.

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

The U.S. vitamins and dietary supplements industry is a large and highly fragmented industry. Our competitors include specialty retailers, supermarkets, drugstores, mass merchants, multi-level marketing organizations, online merchants, mail-order companies and a variety of other participants in the industry. The principal elements of competition in the industry are price, selection and distribution channel offerings. We believe that the market is also highly sensitive to the introduction of new products, including various prescription drugs, which may rapidly capture a significant share of the market. In the U.S., we also compete for sales with heavily advertised national brands manufactured by large pharmaceutical and food companies, as well as other retailers. In addition, as some products gain market acceptance, we experience increased competition for those products as more participants enter the market. Our manufacturing operations compete with manufacturers of third-party nutritional supplements. Certain of our competitors are larger than us and have longer operating histories, larger customer bases, greater brand recognition and greater resources for marketing, advertising and product promotion. They may be able to secure inventory from vendors on more favorable terms, operate with a lower cost structure or adopt more aggressive pricing policies. In addition, our competitors may be more effective and efficient in introducing new products. We may not be able to compete effectively, and our attempt to do so may require us to increase marketing and/or reduce our prices, which may result in lower margins. Failure to effectively compete could adversely affect our market share, financial condition and growth prospects.

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

We expect operating expenses and working capital requirements to increase substantially as we expand our business. We expect our costs of product development, sales and marketing, research and development, manufacturing and general and administrative expenses to increase substantially as a result of our growth. If we are unable to continue to sufficiently increase our revenue to offset these increased costs, we will not maintain profitability and may experience operating losses, net losses or negative cash flows.

Healthcare reform measures and related changes in applicable federal and state laws could adversely affect our business.

The efforts of governmental and third-party payers to contain or reduce the costs of healthcare may adversely affect our business, operating results, and financial condition. Recently, there have been, and we expect that there will continue to be, a number of legislative and regulatory proposals aimed at changing the healthcare system, including for example, restructuring the tax benefits available through flexible spending accounts and/or health savings accounts by limiting the eligibility of non-prescription products. If the laws or regulations are changed to limit further the tax benefits through these accounts, such a change could have an adverse effect on our business by reducing revenues and eroding our margins.

Certain stockholders own a significant amount of our common stock, which could discourage an acquisition of Vitacost.com or make removal of incumbent management more difficult.

Great Hill Investors, LLC, Great Hill Equity Partners III, L.P. and Great Hill Equity Partners IV, L.P. (collectively, “GHP”) beneficially own approximately 19.5% of our outstanding stock. Because this entity owns a significant percentage of our capital stock, it could significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. Furthermore, because of the substantial equity stake in Vitacost.com, potential acquirers could decide not to merge with, or acquire us.

Risks Related to Our Common Stock

Prior to September 24, 2009, there was no public market for our common stock, and it is possible that no trading market will be maintained. On December 7th, 2010, trading in our stock was halted.

Prior to our initial public offering and listing on The NASDAQ Global Market on September 24, 2009, there had not been a public market for our common stock. Therefore, stockholders should be aware that they cannot benefit from information about prior market history as to their decision to invest. There can be no assurance that a trading market will develop for our common stock or, if such a market does develop, how liquid that market might become or whether it will be maintained. In addition, the recent suspension of trading in our securities on NASDAQ may have an adverse effect on our stock price and reduce the liquidity of our common stock.

The trading of our common stock has been suspended for failure to comply with rules and regulations of the NASDAQ Stock Market relating to timely SEC filings and our common stock could be delisted from NASDAQ.

On December 21, 2010, we received a letter from The NASDAQ Stock Market indicating that based on its review of the Company and pursuant to NASDAQ Listing Rule 5101, the NASDAQ staff had determined that continued listing of our securities on NASDAQ was no longer warranted. In accordance with the procedures set forth in the NASDAQ Listing Rules, we timely appealed the staff determination, and requested a hearing before a NASDAQ Hearings Panel (the “Panel”). The hearing was held on February 3, 2011. On February 28, 2011, we received a written notice from NASDAQ indicating that the Panel had determined to grant our request to remain listed on NASDAQ, subject to certain conditions, including (1) on or before June 20, 2011, we shall have become current in our filing obligations, and demonstrated compliance with all quantitative requirements for continued listing, and (2) on or before July 5, 2011, we shall have solicited proxies and held our annual meeting. While we believe we will be able to comply with the NASDAQ requirements in the applicable time periods, no assurances can be made that we will in fact be able to comply and that our common stock will remain listed on NASDAQ. If we are not able to comply with the NASDAQ requirements in the applicable time periods, our common stock will be delisted from NASDAQ. A delisting of our common stock could negatively impact us by reducing the liquidity and market price of our common stock and the number of investors willing to hold or acquire our common stock, which could negatively impact our stock price and ability to raise equity financing.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties.

We conduct our operations through three facilities:

•	We lease 35,600 square feet of office space in Boca Raton, Florida which we use as our corporate headquarters.
•	We own a 112,000 square foot manufacturing and distribution facility located on 27 acres in Lexington, North Carolina. Our call center, east coast distribution center and manufacturing functions are conducted at this location. This facility includes approximately 12,000 square feet of office space and 15,000 square feet of manufacturing space.
•	We lease approximately 155,000 square feet in Las Vegas, Nevada that serves as our west coast distribution facility.

We believe that our existing facilities and offices are adequate to meet our current requirements. See Note 9, Leases, of our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information about our lease commitments.

Item 3. Legal Proceedings.

Refer to Note 13, Contingencies, of our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for a discussion on the nature of the legal proceedings against us, which is incorporated herein by reference.

Item 4. Removed and Reserved

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Our common stock, par value $0.00001 per share, is listed on The NASDAQ Global Market under the symbol VITC and has been included for listing thereon since September 24, 2009. As previously reported, NASDAQ halted trading of our stock on December 7, 2010.

The following table sets forth for the indicated periods the high and low sales prices per share for our common stock on the NASDAQ Global Market:

	High	Low
Year Ended December 31, 2010:
Fourth quarter	$6.94	$5.70
Third quarter	$10.23	$5.60
Second quarter	$13.19	$8.34
First quarter	$13.02	$8.76
Year Ended December 31, 2009:
Fourth quarter	$10.99	$6.95

Holders of Record

At June 16, 2011, our common stock was held by approximately 61 holders of record.

Dividends

We have never declared or paid any dividends on our common stock, and our Board of Directors does not contemplate doing so in the near future. Any decisions as to future payment of dividends will depend on our earnings and financial position and such other factors, as our Board of Directors deems relevant.

Equity Compensation Plan Information

The following is a summary of our equity compensation plans as of December 31, 2010:

	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	2,717,530	$6.42	722,750

Additional information about compensation plans is incorporated by reference from the Notes to our Consolidated Financial Statements included elsewhere in this Form 10-K.

Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between September 24, 2009 and December 7, 2010, the day NASDAQ halted trading of our common stock, with the cumulative total return of the (i) Russell 2000 Index, (ii) the NASDAQ Composite Index, and (iii) the NASDAQ Internet Index, and, (iv) a custom selected Peer Group Index. This graph assumes the investment of $100 on September 24, 2009 in our common stock, the Russell 2000 Index, the NASDAQ Composite Index, the NASDAQ Internet Index, and a custom selected Peer Group Index. We have added the NASDAQ Internet Index and a custom Peer Group Index consisting of the following companies: Blue Nile, Shutterfly, Vitamin Shoppe, Overstock.com, Herbalife Ltd., 1-800-FLOWERS.COM, Nu Skin Enterprises, Whole Foods Market, US Auto Parts, GNC Holdings, Stamps.com, USANA, Pet Meds and NutriSystem. Beginning next year we will not include the NASDAQ Composite as a broad-based index as the Russell 2000 is the most appropriate broad-based index for our company. Note that historic stock price performance is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data

The selected consolidated financial data presented below has been derived from our consolidated financial statements. The statement of operations data for each of the fiscal years ended December 31, 2010, 2009, and 2008 and the balance sheet data at December 31, 2010 and 2009 are derived from our audited financial statements that are included in this annual report. The statement of operations data for the years ended December 31, 2007 and 2006 and the balance sheet data at December 31, 2008, 2007 and 2006 are derived from audited 2008, 2007, and 2006 financial statements that are not included in this annual report. The historical results presented below, which give effect to a four-for-five reverse stock split of our common stock effected on September 17, 2009, are not necessarily indicative of the results to be expected in any future period.

This information should be read in connection with Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations and our financial statements and the related notes included elsewhere in this annual report.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except shares and per share data)
Consolidated Statement of Operations Data:
Net sales	$220,680	$191,807	$143,602	$99,290	$66,356
Cost of goods sold	164,206	130,605	105,529	70,381	47,067
Gross profit	56,475	61,202	38,073	28,909	19,289
Operating expenses:
Fulfillment	17,354	8,954	8,393	6,629	4,140
Sales and marketing	18,728	14,284	13,147	10,845	6,991
General and administrative	33,919	29,083	14,871	11,116	8,004
Total operating expenses	70,000	52,321	36,411	28,590	19,134
Operating income (loss)	(13,525)	8,881	1,662	319	155
Interest expense, net	(213)	(401)	(1,150)	(515)	(17)
Other income (expense), net	38	250	(13)	743	24
Income tax benefit (expense)	(1,491)	(2,836)	(482)	1,279	11
Net income (loss)	$(15,191)	$5,894	$17	$1,826	$173
Net income (loss) per share:
Basic	$(0.55)	$0.24	$—	$0.08	$0.01
Diluted	$(0.55)	$0.24	$—	$0.08	$0.01
Weighted average number of shares outstanding
Basic	27,703,710	24,216,942	23,188,380	23,188,380	22,086,780
Diluted	27,703,710	24,674,248	23,975,068	24,087,978	22,900,322
Consolidated Balance Sheet Data:
Cash and cash equivalents	$14,593	$8,658	$61	$1	$101
Inventory	29,828	28,097	21,663	14,710	8,864
Working capital (deficit)	22,377	49,599	(5,990)	(6,535)	(1,895)
Total assets	102,105	107,679	46,869	36,662	15,527
Deferred revenue	2,134	1,919	2,379	1,213	901
Total debt	59	9,405	18,232	12,340	700
Stockholders’ equity	62,186	74,500	6,965	6,153	3,458

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in connection together with Item 6, Selected Financial Data and Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K. The Company does not believe that its historical operating results will be indicative of future operating results. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The Company’s actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those under the headings “Risk Factors” and “Forward-Looking Information” of the Annual Report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We are a leading internet-based retailer, based on annual sales volume, of health and wellness products, including dietary supplements such as vitamins, minerals, herbs or other botanicals, amino acids and metabolites (which we refer to as “vitamins and dietary supplements”), as well as cosmetics, organic body and personal care products, sports nutrition and health foods. We sell these products directly to consumers through our website, www.vitacost.com. We strive to offer our customers the broadest product selection supported by current scientific and medical research at the best value, while providing superior customer service and timely and accurate delivery.

We offer our customers a selection of approximately 32,000 SKUs from over 1,600 third-party brands, such as New Chapter, Atkins, Nature’s Way, Twinlab, Burt’s Bees, Kashi, BSN, Cytosport and MuscleTech in addition to our own proprietary brands, Nutraceutical Sciences Institute (NSI), Cosmeceutical Sciences Institute (CSI), Best of All, and Smart Basics. Beginning in March 2011 we began transitioning our (NSI) brand to a new Vitacost label. We support our operations through our call center, our manufacturing and testing facility and our two distribution centers, delivering what we believe are industry-leading order fulfillment and customer satisfaction results. Our website allows customers to easily browse and typically purchase products at prices from 30% to 60% lower than manufacturers’ suggested retail prices. Our website also serves as an educational resource for consumers seeking information on healthy living, including medical developments and practices, health issues and the attributes of health and wellness supplements.

Our success is driven primarily by our ability to attract new customers and grow our product offerings. Our customers are typically individuals seeking value in their purchases of health and wellness products. Our active customer base, which we define as customers who have purchased from us within the last 12 months, has steadily increased from approximately 270,000 at the end of 2005 to approximately 1.1 million as of December 31, 2010. On average, our customers make purchases from us two to three times a year and during 2010, approximately 79% of our orders were placed by repeat customers.

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

The preparation of these financial statements requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. Critical accounting policies are those that are the most important portrayal of our financial condition and results of operations and require our most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. While our significant accounting policies are described in more detail in the notes to our consolidated financial statements, our most critical accounting policies, discussed below, pertain to revenue recognition, income taxes, stock-based compensation, contingencies, inventories, and goodwill. In applying such policies, we exercise our best judgment and best estimates. Actual results may differ from these estimates under different assumptions or conditions. For a further discussion of these Critical Accounting Policies and Estimates, as well as a description of our other significant accounting policies, see Note 1, Nature of Business and Significant Accounting Policies, of our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Revenue Recognition.  Revenue from the sale of vitamins, nutritional supplements and other related products is recognized when all the following criteria are met: a customer executes an order, the sales price and the shipping and handling fee have been determined, credit card authorization has occurred and collection is reasonably assured and the product has been received by the customer. Our internet sales are made to customers permitting certain limited rights of return for a 30-day period. It has been our experience that such returns have been insignificant.

Income Taxes.  Income taxes are computed under an asset and liability approach whereby deferred tax assets and liabilities are recognized based on the difference between the financial statement amounts and the tax basis of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date. The Company evaluates its deferred tax assets on a regular basis to determine if valuation allowances are required. In its evaluation, the Company considers taxable loss carryback availability, expectations of sufficient future taxable income, trends in earnings, existence of taxable income in recent years, the future reversal of temporary differences and the available tax planning strategies that could be implemented, if required. Valuation allowances are established based on the consideration of all available evidence using a more likely than not standard. The Company’s deferred tax assets for which it has not established a valuation allowance relate to amounts than can be realized through future reversals of existing taxable temporary differences. The Company’s deferred tax asset valuation allowance will be reversed if and when it becomes more likely than not that the Company can generate sufficient taxable income in the future to utilize the tax benefits of the related deferred tax assets.

Stock-based Compensation.  Our stock-based compensation uses a fair value-based method to recognize non-cash compensation expense for share-based transactions. Under the fair value recognition provisions, we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest on a straight line basis over the requisite service period of the award.

Contingencies.  On an ongoing basis, we assess potential liabilities related to lawsuits or claims brought against us. While it is typically very difficult to determine the timing and ultimate outcome of such actions, we use our best judgment to determine if it is probable that we will incur an expense related to the settlement or final adjudication of such matters and whether a reasonable estimation of such probable loss, if any, can be made. In assessing probable losses, we take into consideration estimates of the amount of insurance recoveries, if any. We accrue a liability when we believe a loss is probable and the amount of loss can be reasonably estimated. Due to the inherent uncertainties related to the eventual outcome of litigation and potential insurance recoveries, it is possible that certain matters may be resolved for amounts materially different from any provisions or disclosures that we have previously made. For a further discussion of contingencies, see Note 13, Contingencies, of our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Inventory.  Inventory, consisting primarily of nutritional supplements, is primarily stated at the lower of cost or market on a first in, first out (FIFO) method. Management determines the inventory reserve by regularly reviewing and evaluating individual inventory items and movement history. Inventory is written off when deemed obsolete or unsellable. Future factors, such as changes in consumer demand and reports in the media deemed negative to certain products we market and sell, could impact management’s inventory reserve estimates.

Goodwill.  We review goodwill for impairment annually or, when events or circumstances dictate, more frequently.

Sources of Revenue

We derive our revenue principally through the sale of product and freight billed to customers associated with the shipment of product. Our primary source of revenue is the sale of products. For 2010, product net sales accounted for approximately 93% of our total net sales, with freight and advertising comprising the remainder.

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

Results of Operations

The following table sets forth certain consolidated statement of operations data as a percentage of net sales for the periods indicated:

	Year Ended December 31,
	2010	2009	2008
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	74.4	68.1	73.5
Gross profit	25.6	31.9	26.5
Operating expenses:
Fulfillment	7.9	4.7	5.8
Sales and marketing	8.5	7.4	9.2
General and administrative	15.4	15.2	10.4
Total operating expense	31.7	27.3	25.4
Operating (loss) income	(6.1)	4.6	1.2
Net (loss) income	(6.9)%	3.1%	0.0%

Comparison of Year Ended December 31, 2010 to Year Ended December 31, 2009

	Year Ended December 31,		$ Increase (Decrease)	% Increase
	2010	2009
Third-party products(1)	$147,064,772	$119,750,019	$27,314,753	22.8%
Proprietary products	59,159,197	58,480,009	679,188	1.2%
Freight	14,456,528	13,577,001	879,528	6.5%
Net sales	220,680,497	191,807,029	28,873,468	15.1%
Cost of goods sold	164,205,657	130,605,493	33,600,164	25.7%
Gross profit	$56,474,840	$61,201,536	$(4,726,696)	-7.7%

(1)	Third-party products include advertising and fees earned from affiliate programs of approximately $0.8 million and $1.9 million for the years ended December 31, 2010 and 2009, respectively.

Net Sales.  Net sales increased by $28.9 million, or 15.1%, to $220.7 million for fiscal year ended 2010. Sales of third-party products increased $27.3 million or 22.8%, sales of our proprietary products increased $0.7 million or 1.2%, and freight sales increased $0.9 million or 6.5% in 2010. The increase in net sales was primarily the result of an increase in our customer base, number of shipped orders and our average order value compared to the twelve months ended December 31, 2009. Sales growth was negatively impacted during the year by a shortage of our proprietary products that occurred during the first quarter 2010, and an increasingly competitive environment, which began in the latter part of the second quarter, as many of our competitors offered deep discounts. We responded with increased promotional activities, including “free shipping” and other discounts on both proprietary and third party products.

Cost of Goods Sold.  Cost of goods sold increased $33.6 million, or 25.7%, to $164.2 million for 2010. As a percentage of net sales, cost of goods sold increased to 74.4% for 2010 from 68.1% for 2009. The increase is primarily due to a shift in product mix to higher cost third-party products and the use of various shipping discounts including “free shipping” as a promotional activity in response to the augmented competitive environment.

Gross Profit.  As a result of the changes discussed in net sales and cost of goods sold, gross profit decreased $4.7 million, or 7.7%, to $56.5 million in 2010 and gross profit as a percentage of net sales decreased to 25.6% in 2010 from 31.9% in 2009.

Fulfillment.  Fulfillment expense increased $8.4 million or 93.8%, to $17.4 million for 2010. As a percentage of net sales, fulfillment expense increased to 7.9% for 2010 from 4.7% for 2009. The increase in fulfillment expense as a percentage of net sales was primarily attributable to operating our expanded distribution center in Las Vegas, Nevada and higher labor costs at both our Las Vegas, Nevada and Lexington, North Carolina distribution centers as a result of operating inefficiencies. The operating inefficiencies were primarily attributable to temporary warehouse systems optimization problems and a significant unanticipated shift to products requiring special handling (e.g. liquids and glass packaging) resulting in higher labor costs. Additionally, these inefficiencies were exacerbated in the fourth quarter due to increased order volume. We understand the requirements to reduce these inefficiencies and have been making the appropriate modifications to address them.

Sales and Marketing.  Sales and marketing expense increased $4.4 million, or 31.1%, to $18.7 million in 2010. As a percentage of net sales, sales and marketing expense increased to 8.5% for 2010 from 7.4% for 2009. Sales and marketing expenses increased due to a $2.5 million dollar increase in total internet advertising spending, a $1.3 million increase in total labor costs and a $0.9 million increase in total print spending, partially offset by $0.3 million in increased co-op advertising revenue.

General and Administrative.  General and administrative expenses increased $4.8 million, or 16.6%, to $33.9 million in 2010. As a percentage of net sales, general and administrative expenses were virtually flat when compared to the twelve months ended December 31, 2009. Included in the 2010 amount were an estimated $10.6 million in expenses consisting of the following: $3.6 million in fees associated with the legal proceedings discussed in Part II, Item 8, Note 13 Contingences, of this Annual Report on Form 10-K, the proxy solicitation and other matters, $3.5 million accrual for the settlement of the derivative lawsuit discussed in Part II, Item 8, Note 13 Contingences, of this Annual Report on Form 10-K, $1.2 million in accrued severance to our former Chief Executive Officer, $1.1 million in accrued severance to our former Chief Financial Officer, $0.7 million in proxy reimbursement fees to Great Hill Partners and $0.5 million in professional services fees to our independent accountants. Included in the 2009 amount was $10.9 million in stock based compensation incurred in connection with our initial public offering. Excluding these items in both twelve month periods, general and administrative expenses increased $5.1 million year-over-year. This was primarily attributable to an overall increase of $4.1 million in on-going expenses, an increase of $1.4 million in costs associated with being a public company, an increase of $0.8 million in credit card fees due to higher sales, an increase of $0.7 million in higher labor costs, and an additional $0.2 million in stock-based compensation expense. This was partially offset by a decrease of $2.1 million in depreciation expense.

Interest Expense.  Interest expense decreased $157,000, or 31.5%, to $341,000 for the year ended December 31, 2010, from $498,000 when compared to the same period in the prior year. The decrease was primarily a result of the capitalization of interest expense and the pay down of substantially all of our outstanding notes payable and line of credit balances.

Income Tax (Expense).  During 2010 our net deferred tax position, prior to the valuation allowance, increased by approximately $3.3 million. In our assessment of the need for a valuation allowance, in accordance with applicable guidance, we considered our cumulative pre-tax loss after three years, adjusting for permanent items and the potential for accumulated taxable losses in 2011, given our first quarter results. Accordingly, we considered our pattern of recent losses and potential losses in 2011 to be relevant to our analysis. As a result of our assessment, we concluded that a full valuation allowance of $6.3 million was needed as of December 31, 2010, and has been recorded in the accompanying consolidated financial statements.

Income tax expense decreased $1.3 million, or 47.4%, to $1.5 million for the year ended December 31, 2010. This was a result of recognizing a loss before income taxes of $13.7 million and a valuation allowance of $6.3 million for the year ended December 31, 2010 compared to a profit before income taxes of $8.7 million for the year ended December 31, 2009.

Inventory.  Inventory increased $1.7 million, or 6.2%, to $29.8 million as of December 31, 2010. The increase in inventory is a result of the need to maintain more inventory on hand to meet the growth in sales and the reduction of virtual inventory products.

Property and Equipment.  Net property and equipment increased by $16.0 million, or 73.1%, to $38 million as of December 31, 2010. The increase was primarily attributable the build-out and improvements of our North Carolina and Nevada distribution facilities as well as various information technology enhancements.

Debt.  We repaid our line of credit, interest rate swap obligations, and all but one note payable on December 13, 2010. The remaining note payable balance at December 31, 2010 was $0.1 million and will be repaid in 2011.

Comparison of Year Ended December 31, 2009 to Year Ended December 31, 2008

	Year Ended December 31,		$ Increase	% Increase
	2009	2008
Third-party products(1)	$119,750,019	$87,264,353	$32,485,666	37.2%
Proprietary products	58,480,009	45,504,873	12,975,136	28.5%
Freight	13,577,001	10,833,053	2,743,948	25.3%
Net sales	191,807,029	143,602,279	48,204,750	33.6%
Cost of goods sold	130,605,493	105,529,254	25,076,239	23.8%
Gross profit	$61,201,536	$38,073,025	$23,128,511	60.7%

(1)	Third-party product includes advertising and fees earned from affiliate programs of approximately $1.9 million and $1.6 million for the years ended December 31, 2009 and 2008, respectively.

Net Sales.  Net sales increased by $48.2 million, or 33.6%, to $191.8 million for fiscal year ended 2009. Net sales of our proprietary products increased $13.0 million, or 28.5%, from $45.5 million in 2008 to $58.5 million in 2009, and sales of third-party products increased by $32.5 million, or 37.2%, from $87.3 million in 2008 to $119.8 million in 2009. The increase in net sales was primarily the result of the net increase in our customer base and an increase in orders of 565,000, or 28.6%, to $2.54 million in 2009 from $1.97 million in 2008 and an increase in average order value to $75 in 2009 from $73 in 2008. Our customer base increased from approximately 555,000 active customers at December 31, 2007 to approximately 1.1 million active customers at December 31, 2009.

Cost of Goods Sold.  Cost of goods sold increased by $25.1 million, or 23.8%, to $130.6 million for 2009. As a percentage of net sales, cost of goods sold decreased to 68.1% for 2009 from 73.5% for 2008. The decrease is primarily due to our transition from third-party manufacturing to in-house manufacturing of our proprietary products.

Gross Profit.  As a result of the changes discussed in net sales and cost of goods sold, gross profit increased by $23.1 million, or 60.7%, to $61.2 million in 2009 and gross profit as a percentage of net sales increased to 31.9% in 2009 from 26.5% in 2008.

Fulfillment.  Fulfillment expense increased $561,000 or 6.7%, to $9.0 million for 2009. As a percentage of net sales, fulfillment expense decreased to 4.7% for 2009 from 5.8% for 2008. This decrease in fulfillment expense as a percentage of net sales was primarily attributable to better utilization of distribution capacity.

Sales and Marketing.  Sales and marketing expense increased $1.1 million, or 8.6%, to $14.3 million in 2009. The aggregate dollar increase in sales and marketing expense is the result of third-party marketing services and online advertising that are variable and therefore increase as volume increases. As a percentage of sales, however, sales and marketing expense decreased to 7.4% for 2009 from 9.2% for 2008, due primarily to reducing less effective marketing programs.

General and Administrative.  General and administrative expenses increased $14.2 million, or 95.6%, to $29.1 million in 2009. The gross increase in general and administrative expenses in 2009 is primarily due to $10.9 million of stock-based compensation expense recorded in connection with IPO Executive Stock Option Grants as described previously. Excluding this $10.9 million of stock-based compensation expense, general and administration expenses increased $3.3 million, or 22.1% to $18.2 million for 2009 while as a percentage of sales, general and administrative expenses excluding the $10.9 million of stock based compensation decreased to 9.5% for 2009 from 10.4% for 2008, primarily due to better utilization of fixed costs.

Interest Expense.  Interest expense decreased $738,000, or 59.7%, to $498,000 for the year ended December 31, 2009. Approximately $236,000 of the change in interest expense related to the change in the fair value of interest rate swaps. Additionally, the Company utilized part of the IPO proceeds to reduce its debt to $9.4 million as of December 31, 2009 compared to $18.2 million as of December 31, 2008.

Income Tax Benefit (Expense).  Income tax expense increased by $2.4 million, or 489%, to $2.8 million for the year ended December 31, 2009.. The Company had increased operating income to $8.9 million for the year ended December 31, 2009, from $1.7 million for the year ended December 31, 2008.

Inventory.  Inventory increased by $6.4 million, or 29.7%, to $28.1 million as of December 31, 2009. The increase in inventory is a result of the need to maintain more inventory on hand to meet the growth in sales, the transition of sourcing proprietary products from third-party manufacturers to in-house manufacturing, and an increase in the product assortment, resulting in an increase in the number of SKUs maintained.

Property and Equipment.  Net property and equipment increased by $2.7 million, or 13.8%, to $22 million as of December 31, 2009. The increase is primarily related to the build-out of the manufacturing and distribution facility.

Debt.  The line of credit balance decreased by $5.9 million, or 63.3%, to $3.5 million as of December 31, 2009. Additionally, $2.0 million of notes payable to related parties were paid in full during the year ended December 31, 2009. The decrease in debt was funded with proceeds from the IPO.

Historical Cash Flows

Comparison of Year Ended December 31, 2010 to Year Ended December 31, 2009

Net Cash Provided by (Used in) Operating Activities.  For the year ended December 31, 2010, net cash provided by operations was $6.7 million compared to $14.1 million for the year ended December 31, 2009. The decrease in 2010 of $7.4 million was primarily attributable to a decrease in net income of $21.1 million and increases in current assets including income tax receivables and inventory. This was partially offset by increases in short term liabilities including accrued expenses and accounts payable.

Net Cash Provided By (Used In) Investing Activities.  For the year ended December 31, 2010, net cash provided by investing activities was $7.1 million compared to net cash used in investing activities of $46.5 million for the year ended December 31, 2009. During 2010 we generated positive cash inflows primarily due to proceeds from the redemption of our available-for-sale securities. These investing cash inflows were partially offset by expenditures for property and equipment and purchases of available-for-sale securities. Our investing activities consist primarily of investments in securities available-for-sale and the acquisition of property and equipment. Expenditures for property and equipment during 2010 and 2009 related to the acquisition of furniture, fixtures and equipment and technology system infrastructure including software required to expand capacity and improve overall operating efficiency.

Net Cash Provided by (Used In) Financing Activities.  For the year ended December 31, 2010, net cash used in financing activities was $7.9 million compared to net cash provided by financing activities of $41.0 million for the year ended December 31, 2009. During 2010 we paid off our line of credit, notes payable, and our interest rate swaps. During 2009, we received approximately $47.1 million in proceeds, net of issuance costs of $6.0 million for the sale of common stock in connection with our initial public offering which was completed on September 29, 2009.

Liquidity and Capital Resources

Since our formation through 2006, we have primarily funded our operations through the sale of equity securities and cash generated from operations. During 2007 and 2008, we funded operations and investments in manufacturing and distribution facilities, as well as the related equipment, primarily through loan agreements and cash generated from operations. In 2009, the Company received net proceeds of approximately $47.1 million from its initial public offering after deducting underwriting discounts, commissions and offering expenses. During 2010, we primarily funded operations from cash provided by operating activities and through proceeds generated from the sale of available-for-sale securities.

Liquidity.  The significant components of our working capital are cash and cash equivalents, securities available-for-sale, inventory and accounts receivable, primarily from credit cards processors, reduced by accounts payable and accrued expenses. The working capital characteristics of our business allow us to collect cash from sales to customers within a few business days of the related sale. In 2010, we experienced a tightening of credit terms with our suppliers related to the legal proceedings discussed in Part 1 Item 3. At December 31, 2010, we had $14.6 million in cash and cash equivalents, $10.9 million in securities held for sale, and positive working capital of $26.0 million compared to $8.7 million in cash and cash equivalents, $35.8 million in securities held for sale, and working capital of $49.6 million at December 31, 2009.

Our future capital requirements will depend on many factors, including:

•	the rate of our revenue growth;
•	the timing and extent of expenditures to enhance our website, network infrastructure, and transaction processing systems;
•	the extent of our advertising and marketing programs;
•	the levels of the inventory we maintain; and
•	other factors relating to our business.

Capital expenditures for the build-out and improvements of our North Carolina distribution facility and information technology enhancements to improve warehousing optimization in 2011 could range from $3.0 million to $5.0 million.

We repaid our line of credit, interest rate swap obligations, and certain notes payable on December 13, 2010. The repayment was funded by liquidating a portion of our securities available-for-sale. Additionally, $3.5 million was paid in May 2011 for the settlement discussed in Part II, Item 8, Note 13 Contingences, of this Annual Report on Form 10-K.

We may require additional financing in the future in order to execute our operating plan. We cannot predict whether future financing, if any, will be in the form of equity, debt, or a combination of both. We may not be able to obtain additional funds on a timely basis, on acceptable terms, or at all.

The repayment of our borrowings, obligations, and settlement as well as the anticipated capital expenditures does not impact our ability to continue our operations.. We believe that our cash and cash equivalents and cash flows from operations will be sufficient to continue our operations for the next twelve months.

Aggregate Contractual Obligations.  A summary of contractual cash obligations as of December 31, 2010 is as follows:

	Payments Due By Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Operating Leases	$9,113,139	$1,539,974	$3,329,005	$2,253,941	$1,990,219
Equipment purchase obligations	3,725,229	3,725,229	—	—	—
Notes Payable	58,888	58,888	—	—	—
	$12,897,256	$5,324,091	$3,329,005	$2,253,941	$1,990,219

We have various noncancelable operating leases that expire in various years through August 2016 for the rental of office space. Rent expense totaled $2,137,137 and $1,050,021for the years ended December 31, 2010 and 2009, respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recent Accounting Pronouncements

Refer to Note 1, Nature of Business and Significant Accounting Policies, of our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for a discussion recently issued accounting standards applicable to us, which is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of changes in the value of market risk sensitive instruments caused by fluctuations in interest rates, foreign exchange rates and commodity prices. Changes in these factors could cause fluctuations in the results of our operations and cash flows. However, we do not believe that a change in market interest rates would have a material effect on our results of operations or financial condition. Although we derive a minor portion of our sales outside of the U.S., all of our sales are denominated in U.S. dollars. We have limited exposure to financial market risks, including changes in interest rates and foreign currency exchange rates. Inflation generally affects us by increasing costs of raw materials, labor and equipment. We do not believe that inflation had any material effect on our results of operations in the periods presented in our financial statements.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
of Vitacost.com, Inc.:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Vitacost.com, Inc. and its subsidiary (the “Company”) at December 31, 2010, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Miami, Florida
June 16, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Vitacost.com, Inc.

We have audited the accompanying consolidated balance sheet of Vitacost.com, Inc. (the “Company”) as of December 31, 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vitacost.com, Inc. as of December 31, 2009, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2009 in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP

Fort Lauderdale, Florida
March 30, 2010, except for Note 16 as to which the date is June 16, 2011

VITACOST.COM, INC.

CONSOLIDATED BALANCE SHEETS

	For the year ended December 31,
	2010	2009
Assets
Current Assets
Cash and cash equivalents	$14,592,803	$8,658,157
Securities available-for-sale	10,912,392	35,787,227
Accounts receivable, net	440,033	735,355
Other receivables	1,087,311	1,055,372
Inventory	29,827,929	28,096,884
Prepaid expenses	1,361,230	1,988,538
Deferred tax asset	—	1,167,724
Other assets	3,553,089	—
Total current assets	61,774,787	77,489,257
Property and equipment, net	38,011,314	21,961,903
Goodwill	2,200,000	2,200,000
Intangible assets, net	4,946	9,446
Deposits	114,308	4,656,128
Deferred tax asset	—	1,361,817
Total assets	$102,105,355	$107,678,551
Liabilities and Stockholders’ Equity
Current Liabilities
Line of credit	$—	$3,458,183
Current maturities of notes payable	58,888	1,090,969
Current maturities of capital lease obligations	—	35,452
Accounts payable	26,533,204	18,052,495
Deferred revenue	2,134,305	1,919,352
Accrued expenses	10,671,865	3,282,476
Income taxes payable	—	51,221
Total current liabilities	39,398,262	27,890,148
Notes payable, less current maturities	—	4,820,042
Interest rate swap liability	—	468,719
Deferred tax liability	521,389	—
Total liabilities	39,919,651	33,178,909
Commitments and contingencies
Stockholders’ Equity
Preferred stock, par value $.00001 per share; authorized 25,000,000; no shares issued and outstanding at December 31, 2010 and December 31, 2009	—	—
Common stock, par value $.00001 per share; authorized 100,000,000; 27,780,453 and 27,488,353 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	278	275
Additional paid-in capital	74,829,972	71,932,256
Accumulated other comprehensive loss	(20,207)	—
(Accumulated deficit) Retained earnings	(12,624,339)	2,567,111
Total stockholders’ equity	62,185,704	74,499,642
Total liabilities and stockholders’ equity	$102,105,355	$107,678,551

The accompanying notes are an integral part of these consolidated financial statements.

VITACOST.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2010	2009	2008
Net sales	$220,680,497	$191,807,029	$143,602,279
Cost of goods sold	164,205,657	130,605,493	105,529,254
Gross profit	56,474,840	61,201,536	38,073,025
Operating expenses:
Fulfillment	17,353,699	8,953,592	8,392,639
Sales and marketing	18,727,532	14,283,715	13,146,574
General and administrative	33,918,736	29,082,595	14,871,648
	69,999,967	52,319,902	36,410,861
Operating (loss) income	(13,525,127)	8,881,634	1,662,164
Other income (expense):
Interest income	127,880	96,544	85,918
Interest expense	(341,026)	(497,934)	(1,236,330)
Other income (expense)	38,063	249,811	(12,717)
	(175,083)	(151,579)	(1,163,129)
(Loss) income before income taxes	(13,700,210)	8,730,055	499,035
Income tax expense	(1,491,240)	(2,836,066)	(481,628)
Net (loss) income	$(15,191,450)	$5,893,989	$17,407
Basic per share information:
Net (loss) income available to common stockholders	$(0.55)	$0.24	$0.00
Weighted average shares outstanding	27,703,710	24,216,942	23,188,380
Diluted per share information:
Net (loss) income available to common stockholders	$(0.55)	$0.24	$0.00
Weighted average shares outstanding	27,703,710	24,674,248	23,975,068

The accompanying notes are an integral part of these consolidated financial statements.

VITACOST.COM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME

	Common Stock		Additional Paid-In Capital	Note Receivable from Exercise of Options	Accumulated Other Comprehensive Loss	(Accumulated Deficit) Retained Earnings	Total
	Shares	Amount
Balance at December 31, 2007	23,188,380	$232	$10,662,360	$(1,165,625)	$—	$(3,344,285)	$6,152,682
Comprehensive income:
Net income	—	—	—	—	—	17,407	17,407
Comprehensive income							17,407
Stock options exercised	—	—	—	—	—	—	—
Stock based compensation expense	—	—	794,881	—	—	—	794,881
Balance at December 31, 2008	23,188,380	232	11,457,241	(1,165,625)	—	(3,326,878)	6,964,970
Comprehensive income:
Net income	—	—	—	—	—	5,893,989	5,893,989
Comprehensive income							5,893,989
Stock options exercised	62,000	1	13,810	—	—	—	13,811
Stock repurchased and retired	(360,000)	(4)	(499,996)	—	—	—	(500,000)
Repayment of note receivable	—	—	—	1,165,625	—	—	1,165,625
Stock issued in initial public offering net of offering costs of $6.0 million	4,597,973	46	47,093,308	—	—	—	47,093,354
Stock based compensation expense	—	—	11,831,331	—	—	—	11,831,331
Income tax benefit from stock options exercised	—	—	2,036,562	—	—	—	2,036,562
Balance at December 31, 2009	27,488,353	275	71,932,256	—	—	2,567,111	74,499,642
Comprehensive income:
Net loss	—	—	—	—	—	(15,191,450)	(15,191,450)
Unrealized loss related to securities available-for-sale	—	—	—	—	(20,207)	—	(20,207)
Comprehensive loss							(15,211,657)
Stock options exercised	292,100	3	851,013	—	—	—	851,016
Stock-based compensation expense	—	—	1,463,413	—	—	—	1,463,413
Income tax benefit from stock options exercised	—	—	583,290	—	—	—	583,290
Balance at December 31, 2010	27,780,453	$278	$74,829,972	$—	$(20,207)	$(12,624,339)	$62,185,704

The accompanying notes are an integral part of these consolidated financial statements.

VITACOST.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2010	2009	2008
Cash Flows From Operating Activities
Net (loss) income	$(15,191,450)	$5,893,989	$17,407
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	5,133,126	3,645,616	2,839,089
Amortization of intangibles	4,500	4,500	25,244
Amortization of premium on debt securities available-for-sale	684,843	—	—
Change in fair value of interest rate swap	(8,843)	(236,121)	463,138
Realized gain on the sale of securities available-for-sale	(6,635)	—	—
Stock-based compensation expense	1,463,413	11,831,330	794,881
Deferred taxes	3,050,930	(1,517,621)	418,286
Provision for inventory reserve	251,003	25,249	149,615
(Gain) Loss on disposition of property and equipment and other assets	(69,074)	89,767	(56,937)
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	295,322	107,168	(261,414)
Other receivables	(31,939)	(409,921)	(34,958)
Inventory	(1,982,048)	(6,459,387)	(7,102,566)
Prepaid expenses	627,308	(1,331,563)	(324,343)
Other assets	(3,553,089)	—	—
Increase (decrease) in:
Accounts payable	8,480,709	2,282,586	1,295,341
Deferred revenue	214,953	(459,946)	1,165,799
Accrued expenses	7,389,389	661,716	(24,114)
Income taxes payable	(51,221)	21,969	1,849
Net cash provided by (used in) operating activities	6,701,197	14,149,331	(633,683)
Cash Flows From Investing Activities
Proceeds from disposition of property, equipment	232,595	1,032,429	118,920
Settlement of interest rate swap	(459,876)	—	—
Advance to related party	—	—	(215,241)
Payments for the purchase of property and equipment	(16,965,184)	(7,423,883)	(5,153,841)
Decrease (increase) in deposits	160,945	(4,570,921)	52,452
Proceeds from repayment of related party advance	—	215,241	—
Purchases of securities available-for-sale	(27,457,228)	(35,787,227)	—
Proceeds from maturities of securities available-for-sale	51,633,649	—	—
Net cash provided by (used in) investing activities	7,144,901	(46,534,361)	(5,197,710)
Cash Flows From Financing Activities
Principal payments on notes payable	(5,852,123)	(812,457)	(975,244)
Borrowings on related party note payable	—	—	2,575,000
Repayments on related party note payable	—	(2,000,000)	(575,000)
Net (repayments) borrowings on line of credit	(3,458,183)	(5,954,447)	4,933,153
Repayments on capital lease obligation	(35,452)	(60,589)	(65,865)
Repayments of note receivable from exercise of stock options	—	1,165,625	—
Proceeds from the exercise of stock options	851,016	13,811	—
Tax benefit from stock based compensation	583,290	2,036,564	—
Net proceeds from initial public offering	—	47,093,354	—
Payments for redemption of common stock	—	(500,000)	—
Net cash (used in) provided by financing activities	(7,911,452)	40,981,861	5,892,044
Net increase in cash and cash equivalents	5,934,646	8,596,831	60,651
Cash and cash equivalents:
Beginning of year	8,658,157	61,326	675
Ending of year	$14,592,803	$8,658,157	$61,326
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest, net of amount capitalized	$349,869	$734,055	$773,192
Income taxes	$1,461,330	$1,229,000	$120,000
Supplemental Schedule of Noncash Investing and Financing Activities
Property and equipment purchased through accounts payable	$—	$—	$433,105
Equipment purchased not yet paid	$2,203,439	$—	$—
Application of deposits towards purchases of equipment	$4,380,875	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

VITACOST.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Policies

Nature of Business:  Vitacost.com, Inc. (“Vitacost” or the “Company”) is an internet-based retailer of nutritional supplements. Vitacost was incorporated in 1994 and began internet-based retail activity 1999. Vitacost sells a proprietary and internally developed line of nutraceuticals as well as a selection of other manufacturers’ brand-name vitamin products. The Company distributes products from two primary locations in North Carolina and Nevada.

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

A summary of the Company’s significant accounting policies follows:

Earnings per Share:  The Company computes earnings per share by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by giving effect to all potentially dilutive common shares, including stock options. The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding for years ended December 31, 2010, 2009, and 2008:

	Years Ended December 31,
	2010	2009	2008
Weighted-average shares outstanding – basic	27,703,710	24,216,942	23,188,380
Effect of dilutive securities	—	457,306	786,688
Weighted-average shares outstanding – diluted	27,703,710	24,674,248	23,975,068

For periods where the Company reported income, common stock equivalents related to employee stock-based compensation are not included in the computation of diluted earnings per share to the extent that their exercise price exceeded market value, since the result would be anitdilutive. For the periods where the Company reported losses, all common stock equivalents are excluded from the computation of diluted earnings per share, since the result would be antidilutive. Securities that could potentially dilute earnings per share in the future, but which were not included in the calculation of diluted earnings per share because to do so would have been antidilutive for the periods presented, are as follows:

	Years Ended December 31,
	2010	2009	2008
Antidilutive common stock equivalents excluded from diluted earnings per share	2,341,188	431,000	698,469

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

Securities Available-for-Sale:  Available-for-sale securities consist of investment grade municipal debt securities not classified as trading or held-to-maturity. Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders’ equity. The aggregate fair value of securities available-for-sale as of December 31, 2010 is $10,912,392, which approximates cost. The fair value of available-for-sale securities by contractual maturity as of December 31, 2010, is as follows:

December 31, 2010
Due within one year	$7,816,917
Due after one year through three years	3,095,475
$10,912,392

The Company evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. The Company employs a methodology that considers available evidence in evaluating potential impairment of its investments. In the event that the cost of an investment exceeds its fair value, the Company evaluates, among other factors, the magnitude and duration of the decline in fair value; the expected cash flows of the securities; the financial health of and business outlook for the issuer; the performance of the underlying assets for interests in securitized assets; and the Company’s intent and ability to hold the investment. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded in investment income and a new cost basis in the investment is established. The Company determined that its securities were not other-than-temporarily impaired as of December 31, 2010 and 2009.

Accounts Receivable:  Accounts receivable consist of amounts in transit from banks for customer credit card, debit card and electronic benefit transfer transactions that are generally processed by the banks within seven days of authorization. Based on the Company’s historical collection experience and a review of the status of accounts receivable, an allowance for doubtful accounts of $144,253 and $0 has been recorded as of December 31, 2010 and 2009, respectively.

Other Receivables:  Other receivables primarily consist of amounts due from vendors under marketing cooperative arrangements. Amounts recorded relative to these arrangements are classified as a reduction of advertising expense, included in sales and marketing expenses. Pursuant to these agreements, for the years ended December 31, 2010, 2009, and 2008 advertising expense was reduced by approximately $1,635,000, $1,424,000, and $888,000, respectively.

Inventory:  Inventory, consisting principally of nutritional supplements, is primarily stated at the lower of cost or market on a first in, first out (“FIFO”) method. Management determines the inventory reserve by regularly reviewing and evaluating individual inventory items and movement history. Inventory is written off when deemed obsolete or unsellable. Based on its experiences, the Company recorded a reserve of approximately $603,000, and $352,000 at December 31, 2010 and 2009, respectively.

VITACOST.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Policies  – (continued)

Property and Equipment:  Property and equipment is stated at cost less accumulated depreciation. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the assets or the lease term. Depreciation is computed using the straight-line method over the following estimated useful lives:

2010 Years
Furniture, fixtures and equipment	3 – 10
Computers	3 – 5
Software	3 – 5
Leasehold and building improvements	3 – 39
Buildings	39

Upon retirement or sale, the cost and accumulated depreciation are eliminated from the accounts and the gain or loss, if any, is included in the consolidated statements of operations.

Goodwill:  The excess of purchase price over fair value of assets acquired and liabilities assumed in business combinations are classified as goodwill. The Company reviews goodwill for impairment annually or, when events or circumstances dictate, more frequently. The Company completed the annual goodwill impairment test as of December 31, 2010 and determined that no impairment existed.

Intangible Assets:  Intangible assets primarily consist of customer lists and internet domain names acquired as a result of business combinations and are being amortized over their estimated useful lives of five to ten years, using the straight-line method.

Long-Lived Assets:  Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates potential impairment by comparing the carrying amount of the asset with the estimated undiscounted future cash flows associated with the use of the asset and its eventual disposition. Should the review indicate that the asset is not recoverable, the Company’s carrying value of the asset would be reduced to its estimated fair value, which is measured by future discounted cash flows.

Revenue Recognition and Shipping and Handling:  Revenue from the sale of vitamins, nutritional supplements and other related products is recognized when all the following criteria are met: a customer executes an order, the sales price and the shipping and handling fee have been determined, credit card authorization has occurred, collection is reasonably assured and the product has been received by the customer. The Company’s internet sales are made to customers permitting certain limited rights of return for a 30-day period. It has been the Company’s experience that such returns have been insignificant. Based on its experience, the Company recorded a reserve for returns of $148,000 and $103,000 at December 31, 2010 and 2009, respectively.

The Company enters agreements whereby third parties are able to advertise through the Company’s website. The Company is paid and recognizes revenue based upon the contractual agreement, generally upon consummation of a sale by the third party advertiser. Revenue related to these agreements was approximately $770,000, $1,900,000 and $1,500,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Shipping and handling billed to customers is classified as revenue and totaled approximately $14,457,000, $13,576,000, and $10,833,000 for the years ended December 31, 2010, 2009, and 2008, respectively. Shipping and handling costs are expensed as incurred and recorded as a component of cost of goods sold. Shipping and handling expense totaled approximately $22,963,000, $16,654,000, and $14,751,000 for the years ended December 31, 2010, 2009, and 2008, respectively.

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

Sales and Marketing Expenses:  Sales and marketing expenses include advertising and promotional expenditures, website referral expenditures, including third-party content license fees, traditional media advertising, print expenses and payroll related expenses for personnel engaged in marketing, sales, customer service, website development and maintenance. We expense advertising costs as incurred. Total advertising expense amounted to approximately $8,690,000, $7,398,000, and $7,355,000, for the years ended December 31, 2010, 2009, and 2008, respectively.

General and Administrative Expenses:  General and administrative expenses consist of management and executive compensation, information technology expenses, credit card fees, professional services and general corporate expenses.

Stock-Based Compensation:  The Company maintains a stock incentive plan, which has 7,000,000 shares of common stock reserved, to grant nonqualified and incentive stock options to employees, officers, directors and certain nonemployees. Under the terms of the plan, options to purchase stock are granted at an exercise price that approximates the fair market value at the time of the grant. Nonqualified options generally become exercisable on the date of grant and expire in ten years. Incentive stock options generally become exercisable over a five-year period and the maximum term of the option may not exceed ten years. Compensation cost related to stock options recognized in earnings in 2010, 2009, and 2008, was approximately $1,463,000, $11,831,000, and $795,000 on a pretax basis, respectively.

The Company recognizes compensation expense for stock awards based on fair value and related tax effects as they vest. The fair value of each option award is estimated on the date of grant using an option valuation method that uses the assumptions noted in the following table. The valuation technique incorporates assumptions for the expected volatility of the stock price, the expected term of the option, expected dividends, forfeitures and risk-free interest rate for the expected term of the option. As a result of its limited trading history, the Company uses expected volatilities based on the historical volatility of a sample of companies in a similar industry and of a comparable size as the Company. The expected term of the option is based on historical experience and represents the time period options actually remain outstanding. The risk-free interest rate takes into account the time-value of money. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at time of grant. The Company estimates forfeitures based on historical pre-vesting forfeitures and revises those estimates in subsequent periods if actual forfeitures differ from those estimates.

The fair value of each option granted was estimated using the following assumptions:

	2010	2009	2008
Expected life – employees	7 years	8 years	4.5 – 7.5 years
Expected life – executives	5.75 – 7 years	5 – 6 years	5 years
Volatility percentage	67.9% – 68.8%	67% – 78%	65% – 79%
Interest rate	1.55% – 3.16%	2.40% – 3.30%	1.55% – 3.99%
Dividends	None	None	None
Forfeiture rate – executives	1.00%	1.00%	1.00%
Forfeiture rate – employees	4.00%	4.00%	4.00%

Derivative Financial Instruments:  The Company’s risk management policy is to use derivative financial instruments, as appropriate, to manage the interest expense related to the Company’s debt with variable interest rates. These instruments historically have not been designated as hedges for financial reporting

VITACOST.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Policies  – (continued)

purposes; accordingly, gains and losses related to fair value are reflected in the statement of operations at each reporting date. During 2007, the Company entered into two interest rate swap agreements with initial notional amounts of $3,360,000 and $1,849,263, respectively. These swaps require the Company to pay a fixed rate of 6.81% and 6.85%, respectively, and receive a floating interest payment based on LIBOR plus 1.4% and 1.75%, respectively. The outstanding notional amount on these swap agreements at December 31, 2009 was $3,122,083 and $1,047,916 respectively. During 2008, the Company entered into another interest rate swap agreement with an initial notional amount of $2,573,884, which required the Company to pay a fixed rate of 6.03%, and receive a floating interest payment based on LIBOR plus 2.5%. The outstanding notional amount on this swap at December 31, 2009 was $1,570,506. As of December 31, 2009 and 2008, these interest rate swaps had a fair value of ($468,719) and ($704,840), respectively and were recognized as a liability on the consolidated balance sheets. Changes in fair value are included in interest expense in the accompanying statements of operations. The Company terminated these swap agreements and repaid in full the obligations outstanding thereunder in connection with the extinguishment of the Company’s notes payable on December 13, 2010.

Fair Value of Financial Instruments:  In September 2006, the Financial Accounting Standards Board (FASB) issued authoritative guidance that defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. The Company adopted the guidance at the beginning of fiscal year 2008. The guidance applies to all assets and liabilities that are being measured and reported on a fair value basis. It requires new disclosure that establishes a framework for measuring fair value in GAAP and expands disclosure about fair value measurements. This guidance enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The guidance requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

Level 1:  Quoted market prices in active markets for identical assets or liabilities.

Level 2:  Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3:  Unobservable inputs that are not corroborated by market data.

The Company’s investment in securities available-for-sale are valued based on observable market based inputs that are corroborated by market data and are therefore considered a level 2 item.

The Company’s interest rate swaps were pay-fixed, receive-variable interest rate swaps based on LIBOR swap rate. The LIBOR swap rate is observable at and therefore is considered a level 2 item. For the year ended December 31, 2009, the application of valuation techniques applied to similar assets and liabilities has been consistent. For the year ended December 31, 2010 the Company settled all agreements related to and paid off its interest swaps.

The carrying amounts of other financial instruments, including cash, cash equivalents, accounts receivable, other receivables, accounts payable and short-term borrowings approximate fair value due to the short maturity of these instruments. The carrying amount of long-term debt as of December 31, 2009 approximated its fair value because the interest rates fluctuate with market interest rates or the fixed rates are based on current rates offered to the Company for debt with similar terms and maturities.

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

VITACOST.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Policies  – (continued)

On January 1, 2007, the Company adopted authoritative guidance that clarified the accounting for uncertainty in an enterprise’s financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance requires management to evaluate its open tax positions that exist on the date of initial adoption in each jurisdiction. The Company has determined that there were no material uncertain tax positions and accordingly no associated interest and penalties were required to be accrued at December 31, 2010 and 2009, respectively.

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

Contingencies:  On an ongoing basis, the Company assesses potential liabilities related to lawsuits or claims brought against it. While it is typically very difficult to determine the timing and ultimate outcome of such actions, the Company’s management use their best judgment to determine if it is probable that it will incur an expense related to the settlement or final adjudication of such matters and whether a reasonable estimation of such probable loss, if any, can be made. In assessing probable losses, the Company takes into consideration estimates of the amount of insurance recoveries, if any. The Company accrues a liability when it believes a loss is probable and the amount of loss can be reasonably estimated. Due to the inherent uncertainties related to the eventual outcome of litigation and potential insurance recoveries, it is possible that certain matters may be resolved for amounts materially different from any provisions or disclosures that the Company has previously made.

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

Note 2. Inventory

Inventory consists of the following as of December 31, 2010 and 2009:

	December 31,
	2010	2009
Raw materials	$2,907,192	$4,734,772
Work in process	4,585,946	3,687,426
Finished goods	22,937,551	20,026,443
	30,430,689	28,448,641
Less: Inventory reserve	602,760	351,757
	$29,827,929	$28,096,884

VITACOST.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Property and Equipment

Property and equipment consists of the following as of December 31, 2010 and 2009:

	December 31,
	2010	2009
Buildings and building improvements	$8,072,716	$7,904,870
Furniture, fixtures and equipment	20,830,220	12,912,917
Computers	2,334,427	3,644,992
Software	5,836,948	4,800,157
Leasehold improvements	2,379,597	1,117,712
Land	460,000	460,000
	39,913,908	30,840,648
Less accumulated depreciation	(10,488,361)	(9,374,019)
	29,425,547	21,466,629
Construction-in-progress	8,585,767	495,274
	$38,011,314	$21,961,903

The increases to furniture, fixtures and equipment primarily related to the expansion of the Company’s Las Vegas, Nevada distribution facility that was completed in 2010.

Construction-in-progress primarily related to the expansion of the Company’s Lexington, North Carolina distribution facility. The project is expected to be completed in 2011.

Note 4. Intangible Assets

Definite life intangible assets consist of the following as of December 31, 2010 and 2009:

	2010	2009
Customer lists	580,000	580,000
Internet domain names	66,750	66,750
	646,750	646,750
Less accumulated amortization	641,804	637,304
	4,946	9,446

The future estimated aggregate amortization expense on intangible assets as of December 31, 2010 is as follows:

Year Ending December 31,	Amount
2011	$4,500
2012	446
$4,946

VITACOST.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Accrued Expenses

Accrued expenses consist of the following at December 31, 2010 and 2009:

	December 31,
	2010	2009
Derivative action settlement (Note 13)	$3,500,000	$—
Severances	2,266,544	—
Salaries	1,396,094	1,002,646
Professional services	1,305,761	121,511
Deferred rent	508,604	536,000
Leasehold improvement liability	321,395	264,122
Advertising	25,720	509,108
Other	1,347,747	849,089
	$10,671,865	$3,282,476

Note 6. Notes Payable

In February 2007 and in connection with the purchase of a new distribution center in North Carolina, the Company entered into a promissory note agreement in the amount of $3,360,000. The promissory note was to be repaid in monthly payments of principal and interest at a rate equal to one-month LIBOR plus 1.4% (1.63% as of December 31, 2009) with final payment of $2,688,166 due on February 14, 2014. The loan was collateralized by the property purchased. The note contained certain restrictive covenants, which required minimum financial ratios, including funded debt to EBITDA and a fixed coverage ratio. Borrowings outstanding as of December 31, 2009 were $3,121,903.

On April 23, 2007, the Company entered into a promissory note in the amount of $1,535,467 with a bank to finance the purchase of machinery and equipment. The note bears interest at one-month LIBOR plus 1.75% (1.98% as of December 31, 2009) and was payable in 60 monthly principal and interest payments. The note contained certain restrictive covenants, which required minimum financial ratios, including funded debt to EBITDA and a fixed coverage ratio. The note was collateralized by the equipment that was purchased. On October 11, 2007, the note was amended to increase borrowings by $313,796, totaling $1,849,263. Borrowings outstanding as of December 31, 2009 were $1,047,916.

On November 13, 2007, the Company entered into a promissory note in the amount of $2,521,797 with a bank to finance the purchase of machinery and equipment. The note bears interest at 1-month LIBOR plus 2.5% (2.73% as of December 31, 2009) and was payable in 60 monthly principal and interest payments. The note was amended on December 19, 2007 to increase the balance to $2,617,509. The note was collateralized by equipment purchased. Borrowings outstanding on the note as of December 31, 2009 were $1,570,506.

As a result of the amount accrued for the settlement discussed in Note 13, the Company was in violation with the funded debt to EBITDA covenant related to its promissory notes as of September 30, 2010 and thereafter. The Company repaid in full the outstanding borrowings under the promissory notes on December 13, 2010.

VITACOST.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Notes Payable  – (continued)

Long term debt consists of the following as of December 31, 2010 and 2009:

	December 31,
	2010	2009
Note payable to a bank, payable in monthly installments of principal and interest at 1-month LIBOR plus 1.4%, collateralized by land and building.	$—	$3,121,903
Note payable to a bank, bearing interest at 1-month LIBOR plus 1.75%, payable in monthly installments of principal and interest through March 2012, collateralized by equipment	—	1,047,916
Note payable to a bank, payable in monthly installments of principal and interest at 1-month LIBOR plus 2.5% collateralized by equipment	—	1,570,506
Note payable to a financial institution, payable in monthly installments of principal and interest through July 2011, at a fixed rate of 6.98%, unsecured	58,888	170,686
	58,888	5,911,011
Less current maturities	58,888	1,090,969
	$—	$4,820,042

Line of Credit:  On August 3, 2007, the Company entered into a loan and security agreement with a financial institution with maximum borrowings equal to the lesser of $8,000,000 or the borrowing base amount which was based on a percentage of eligible inventories as outlined in the agreement. Borrowings made on the loan were used to repay term loans with a different financial institution. The initial term of the agreement was through August 2010 with the option to renew year to year unless terminated by either party. The agreement also provided for letters of credit up to $1,000,000. Borrowings bore interest at a rate equal to 1-month LIBOR plus 2.75%. The weighted average interest rate on the line of credit was 2.98% as of December 31, 2009. The line of credit was collateralized by all personal property of the Company excluding equipment. The line of credit contained certain restrictive covenants, which required minimum financial ratios, including funded debt to EBITDA and a fixed coverage ratio. Borrowings outstanding as of December 31, 2009 were $3,458,183, which included $753,183 of checks issued which had not cleared the bank. Amounts available on the line of credit as of December 31, 2009 were $4,541,817.

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

As a result of the amount accrued for the settlement discussed in Note 13, the Company was in violation with the funded debt to EBITDA covenant related the line of credit as of September 30, 2010 and thereafter. The Company repaid in full the outstanding borrowings under the line of credit on December 13, 2010.

VITACOST.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Stock Option Plan

A summary of the Company’s stock option activity for common stock for the years ended December 31, 2010, 2009 and 2008 is as follows:

	Incentive Options
	Options Awards	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractural Life (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2008	2,060,000	$5.40	$0.88	5.47	—
Granted	728,000	7.50	1.11	9.30	—
Exercised	—	—	—	—	—
Cancelled	—	—	—	—	—
Forfeited	(982,000)	7.11	0.43	2.03	—
Outstanding, December 31, 2008	1,806,000	$5.14	$1.21	7.66	—
Granted	16,000	10.31	7.85	9.59	—
Exercised	(171,128)	2.66	2.66	4.41	$1,597,596
Cancelled	(154,192)	3.49	0.66	5.10	—
Forfeited	(102,000)	4.56	2.91	7.07	—
Outstanding, December 31, 2009	1,394,680	$5.74	$1.50	7.06	$6,428,418
Granted	247,250	9.72	6.52	8.09	—
Exercised	(190,300)	4.02	1.53	4.83	$1,526,270
Cancelled	—	—	—	—	—
Forfeited	(183,500)	7.86	2.85	9.53	—
Outstanding, December 31, 2010	1,268,130	$6.47	$2.28	7.89	$204,970

Exercisable at December 31, 2009	891,488	$5.60	$1.22	6.83	$4,172,083
Exercisable at December 31, 2010	925,121	$5.63	$1.26	5.93	$199,218

	Nonqualified Options
	Options Awards	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractural Life (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2008	925,200	$2.00	$0.58	6.08	—
Granted	63,200	7.50	0.83	10.00	—
Exercised	—	—	—	—	—
Cancelled	—	—	—	—	—
Forfeited	(72,000)	7.50	2.49	8.50	—
Outstanding, December 31, 2008	916,400	$1.95	$0.41	5.15	—
Granted	503,200	11.63	6.88	9.84	—
Exercised	(60,400)	0.25	0.25	2.54	$709,738
Cancelled	—	—	—	—	—
Forfeited	(8,000)	7.50	2.40	7.30	—
Outstanding, December 31, 2009	1,351,200	$5.59	$2.84	6.27	$5,561,204
Granted	200,000	8.91	4.47	10.59	—
Exercised	(101,800)	0.83	0.41	2.36	$873,806
Cancelled	—	—	—	—	—
Forfeited	—	—	—	—	—
Outstanding, December 31, 2010	1,449,400	$6.38	$3.23	6.25	$1,691,801

Exercisable at December 31, 2009	1,351,200	$5.59	$2.84	6.27	$5,561,204
Exercisable at December 31, 2010	1,416,067	$6.32	$3.21	6.14	$1,691,801

VITACOST.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Stock Option Plan  – (continued)

As of December 31, 2010, 2009, and 2008, there was approximately $2,067,000, $1,026,000, and $1,196,000 of total unrecognized compensation cost, net of estimated forfeitures related to stock options granted under the Company’s stock plan, which is expected to be recognized over a weighted average period of 2.05 years.

On June 30, 2009 the Company amended the employment agreements of certain of its named executive officers including its Chief Executive Officer and Chief Financial Officer. Pursuant to the amendments, upon completion of an effective registration statement, all stock options currently owned by these officers would be fully vested and nonforfeitable and 430,000 additional fully vested nonforfeitable options would be issued to these officers. Based upon the completion of its initial public offering on September 23, 2009, the Company has accounted for the changes in the terms of the existing options as a modification under stock based compensation accounting and has recorded additional compensation expense of $7,976,304 for the year ended December 31, 2009. In connection with the grant of the 430,000 additional options, the Company recorded $2,920,560 of stock compensation expense.

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

Note 9. Leases

Certain office space is leased under noncancelable operating leases expiring in various years through August 2016. Future minimum lease payments, by year, and in the aggregate, under operating leases are due as follows as of December 31, 2010:

Year Ending December 31,	Operating Leases
2011	$1,491,172
2012	1,600,406
2013	1,702,372
2014	1,662,796
2015	591,145
Thereafter	1,990,219
Total minimum lease payments	$9,038,109

The total rental expense included in the statements of operations for the years ended December 31, 2010, 2009, and 2008 were $2,137,137, $1,050,021, and $1,101,560, respectively.

VITACOST.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. Pursuant to applicable statutes of limitation, returns open for adjustment by the Internal Revenue Service (“IRS”) are the consolidated federal income tax returns for tax years ended December 31, 2006, December 31, 2007, December 31, 2008, and December 31, 2009. However, material amounts of net operating loss (“NOL”) carryforwards exist at the consolidated level, originating from the 1997 – 2000 and 2002 – 2005 tax years. Although the tax returns from the years of NOL origination prior to 2004 are not currently within the statute of limitations of the IRS, their future use will open the returns to audit exposure, specifically verification of the returns generating said NOLs. As such, the Company’s open years for consolidated federal returns are the tax years ended December 31, 1997 through December 31, 2009. This same range also represents the vast majority of open years for state returns.

A number of years may elapse before an uncertain tax position is audited and finally resolved. Settlement of any particular position would usually require the use of cash. The resolution of a matter would be recognized as an adjustment to the provision for income taxes and the effective tax rate in the period of resolution. The Company has determined that there are no material uncertain tax positions and accordingly no associated interest and penalties are required to be accrued at December 31, 2010 and 2009, respectively. The Company’s 2008 Federal income tax return is currently under examination by the IRS. At this time, the Company has not been notified of any potential adjustments to its 2008 Federal tax return.

Reconciliation of the federal statutory income tax rate to the Company’s effective tax rate is as follows:

	December 31,
	2010	2009	2008
Taxes computed at federal tax rate	$(4,658,071)	$2,968,219	$169,672
State income taxes, net of federal income tax benefit	432,630	53,372	14,971
Non-taxable income	(27,200)	(17,000)	—
Meals and entertainment	6,470	6,630	7,528
Incentive stock options	83,192	51,682	276,594
Other tax assets	(75,054)	(226,837)	12,863
Change in valuation allowance – state	320,959	—	—
Change in valuation allowance – federal	5,408,314	—	—
Income tax expense	$1,491,240	$2,836,066	$481,628

The provision for income taxes charged to operations for the years ended December 31, 2010, 2009 and 2008, consists of the following:

	December 31,
	2010	2009	2008
Current tax expense (benefit)	$(1,559,690)	$1,318,445	$63,342
Deferred tax expense	3,050,930	1,517,621	418,286
Income tax expense	$1,491,240	$2,836,066	$481,628

VITACOST.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Income Taxes  – (continued)

The tax effects of temporary differences that give rise to significant components of deferred tax assets at December 31, 2010 and 2009 are presented below:

	December 31,
	2010	2009
Deferred tax assets:
Net operating loss carryforward	$2,643,774	$31,942
Inventory	364,597	269,467
Accrued compensation	144,040	173,756
Stock-based compensation	4,453,272	4,176,717
Accrued expenses	2,137,237	—
Interest rate swap	—	169,128
Deferred revenue	871,218	692,559
	10,614,138	5,513,569
Deferred tax liability:
Depreciation and amortization	(4,783,215)	(2,984,028)
Valuation Allowance	(6,352,312)	—
Deferred tax asset (liability), net	$(521,389)	$2,529,541

The deferred tax amounts mentioned above have been classified on the accompanying consolidated balance sheets as follows:

	December 31,
	2010	2009
Deferred tax asset, net
Current assets	$—	$1,167,724
Noncurrent assets	—	1,361,817
	$—	$2,529,541
Deferred tax liability, net
Noncurrent liability	$521,389	$—

The Company evaluates its deferred tax assets on a regular basis to determine if valuation allowances are required. In its evaluation, the Company considers taxable loss carryback availability, expectations of sufficient future taxable income, trends in earnings, existence of taxable income in recent years, the future reversal of temporary differences and the available tax planning strategies that could be implemented, if required. Valuation allowances are established based on the consideration of all available evidence using a more likely than not standard. Based on the Company’s evaluation, a valuation allowance of $6,352,312 was established against its net deferred tax assets as of December 31, 2010. The Company’s deferred tax assets for which it has not established a valuation allowance relate to amounts than can be realized through future reversals of existing taxable temporary differences. The Company’s valuation allowance will be reversed if and when it becomes more likely than not that the Company can generate sufficient taxable income in the future to utilize the tax benefits of the related deferred tax assets. The noncurrent deferred tax liability of $521,389 relates to goodwill on the Company’s balance sheet as of December 31, 2010. Subsequent revisions to the estimated net realizable value of the deferred tax asset or deferred tax liability could cause the provision for income taxes to vary significantly from period to period.

VITACOST.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Income Taxes  – (continued)

As of December 31, 2010, the Company had unused federal net operating loss carryforwards of approximately $7,000,000, which were generated during the year ended December 31, 2010. As of December 31, 2010, the Company had Florida and North Carolina net operating loss carryforwards of approximately $3,400,000 and $2,000,000, respectively. The state net operating losses carryforward, if not utilized, expire beginning December 2023.

For the years ended December 31, 2010 and 2009, employees exercised incentive stock options and sold the stock in a disqualifying disposition. A portion of the tax benefit associated with the sale of the stock has been recognized as an income tax benefit. Generally, incentive stock options provide employees with significant tax benefits by allowing the employee to exercise stock options without being taxed on the intrinsic value on the exercise date provided the employee owns the stock for specified periods of time. Since the employer will not receive a tax benefit upon the exercise of incentive stock options, unless there is a disqualifying disposition, the compensation expense associated with incentive stock options is treated as a permanent difference between book and tax accounting and consequently affects the effective tax rate of the Company. For the years ended December 31, 2010 and 2009, the disqualifying disposition of the incentive stock options resulted in a related tax benefit of $583,290 and $764,074, respectively, which has been recorded as a reduction in income taxes payable and an increase in additional paid-in capital in the accompanying consolidated balance sheet.

In addition to the tax benefit related to the disqualifying dispositions, for the year ended December 31, 2009, the Company recognized a $3,776,816 deferred tax benefit related to stock compensation expense of $10,896,864 recognized in connection with its initial public offering.

Note 11. Related Party Transactions

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

In September 2008, the Company granted an unsecured loan of $215,241 to its Chief Operations Architect. The loan was interest free and was to be repaid in full upon a successful IPO or sale of his primary residence, but in no event later than September 2011. The loan was repaid in full in September 2009. Imputed interest for 2009 was not significant.

In October 2010, the Company entered into a stockholder agreement with Great Hill Investors, LLC, Great Hill Equity Partners III, L.P., and Great Hill Equity Partners IV, L.P., (collectively, “GHP”), whereby GHP agreed to various restrictions with respect to the voting, transfer and sale of shares of the Company’s common stock which it currently owns and with respect to any shares it may own in the future in excess of 30% of the Company’s outstanding common stock. In addition, the Company and Great Hill entered into a registration rights agreement, which provides Great Hill with certain demand, incidental and shelf registration

VITACOST.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Related Party Transactions  – (continued)

rights subject to various exceptions and qualifications. Lastly, the Company agreed to reimburse Great Hill $700,000 for its reasonable and documented out-of-pocket expenses incurred in connection with the consent solicitation that occurred in 2010. The Company has reimbursed $300,000 to Great Hill and the remaining $400,000 is included in accounts payable as of December 31, 2010.

The Company paid Board members a total of $117,970, $55,240, and $81,666 for consulting fees during the years ended December 31, 2010, 2009, and 2008, respectively. Such amounts have been included in general and administrative expenses in the statements of operations.

Note 12. Retirement Plan

The Company has a defined contribution plan which covers substantially all of the Company’s employees. Under the plan, the Company matches 100% of the first 3% of contributions and 50% of the next 2% of contributions. The Company’s contribution is based on a maximum of 4% of the employee’s contributions. The amount contributed to the plan by the Company amounted to $251,546, $196,649, and $170,018 for the years ended December 31, 2010, 2009, and 2008, respectively.

Note 13. Contingencies

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

The Company records provisions in its consolidated financial statements for pending litigation when it determines that an unfavorable outcome is probable and the amount of loss can be reasonably estimated. As of December 31, 2010, the Company has concluded that it is not probable that a loss has been incurred and is unable to estimate the possible loss or range of loss that could result from an unfavorable verdict. Therefore, the Company has not provided any amounts in the consolidated financial statements for an unfavorable outcome. The Company believes, and has been so advised by counsel, that it has meritorious defenses to the complaint pending against it and will vigorously defend against it. It is possible that the Company’s consolidated balance sheets, statements of operations, or cash flows could be materially adversely affected by an unfavorable outcome.

VITACOST.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Contingencies  – (continued)

Derivative Action and Shareholder Demand

On July 16, 2010 the Company received a letter from a stockholder’s counsel demanding that our board of directors take action against certain current and former officers and directors. The factual allegations in the letter are similar to those in the class action lawsuit discussed above. On July 20, 2010, a complaint was filed by an alleged stockholder in the Circuit Court of the 15th Judicial Circuit for Palm Beach County, Florida, purportedly on the Company’s behalf. The suit named the Company’s then-directors and certain officers as defendants. The factual allegations in the lawsuit mirrored those in the class action lawsuit as well, and the claims were for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, insider trading, and waste of corporate assets. The complaint sought disgorgement, restitution, costs, expenses and non-monetary equitable relief. The Company reached an agreement with the derivative plaintiff to stay proceedings until the Southern District of Florida rules on the Company’s motion to dismiss the class action complaint. After a review conducted by the Company’s audit committee, on December 7, 2010, the Company filed a Current Report on Form 8-K notifying the market that the Company’s financial statements could not be relied upon due to issues relating to the Company’s corporate governance and capital structure. In April 2011, the parties in the case, including the plaintiff and the stockholder who made a demand on the Company reached an agreement to settle the matter, subject to court approval. As a result of the settlement, Vitacost has adopted or will adopt significant organizational reforms to strengthen Vitacost’s compliance and corporate governance. The settlement also provided that the Company would agree to pay plaintiffs counsels a total of $3.5 million in attorney’s fees which was provided for in the consolidated financial statements during the quarter ended September 30, 2010. On April 18, 2011, the Plaintiff filed an amended complaint, which encompassed the allegations described in the initial complaint as well as new allegations concerning corporate governance, organizational, and corporate formation issues at the Company. On April 26, 2011, the Court entered an order preliminarily approving the settlement. On May 27, 2011, the Court issued an order and final judgment (the “Order”) approving the settlement of the derivative lawsuit. The Order also quiets title to all outstanding Vitacost shares of stock and stock options for all audited periods since 2004 through June 30, 2009 pursuant to the inherent equitable powers of the Court and the Uniform Commercial Code. The Order further provides that the Company’s certificate of incorporation, as amended, is the valid and effective certificate of incorporation of the Company, until validly amended in accordance with applicable Delaware law and the Company’s certificate of incorporation and bylaws.

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

VITACOST.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Quarterly Selected Financial Data (Unaudited)

(In Thousands, Except per Share Data)	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2010	2009	2010	2009	2010	2009	2010	2009
Net sales	$57,176	$45,884	$53,952	$47,279	$50,312	$48,354	$59,240	$50,291
Operating income	3,788	6,087	(2,000)	5,829	(8,860)	(6,703)	(6,453)	3,668
Net (loss) income	2,505	3,650	(1,421)	3,539	(5,630)	(3,850)	(10,645)	2,555
Earnings (loss) per share
Basic	$0.09	$0.16	$(0.05)	$0.15	$(0.20)	$(0.17)	$(0.38)	$0.09
Diluted	$0.09	$0.15	$(0.05)	$0.15	$(0.20)	$(0.17)	$(0.38)	$0.09

As discussed in Note 10, the Company established a deferred tax valuation allowance of $6,352,312 against its net deferred tax assets during the fourth quarter of 2010.

Note 15. Stockholder Rights Plan

In March 2010, the Board of Directors approved the Preferred Stock Rights Agreement, dated as of March 24, 2010 (the “Rights Agreement”), by and between the Company and Mellon Investor Services LLC, under which stockholders of record on March 24, 2010 received rights (“Rights”) to purchase one one-thousandth of a share of Vitacost’s Series A Junior Participating Preferred Stock for each outstanding share of Vitacost’s common stock. The Rights are exercisable at an exercise price of $45, subject to adjustment. The Rights will separate from the common stock and Rights certificates will be issued and the Rights will become exercisable upon the earlier of: (1) ten (10) days following a public announcement that a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 15 percent or more of Vitacost’s outstanding common stock, or (2) ten (10) business days following the commencement of, or announcement of an intention to make, a tender offer or exchange offer, the consummation of which would result in the beneficial ownership by a person or group of 15 percent or more of the outstanding common stock of Vitacost. The Rights expire on the earlier of (1) March 24, 2015 or the thirtieth day following the Company’s 2012 annual meeting if the approval of the Company’s stockholders does not occur at such meeting, or (2) redemption or exchange of the Rights.

On June 16, 2011, the Company entered into an Amendment to the Rights Agreement (the “Amendment”). The Amendment accelerates the final expiration date of the Rights to June 16, 2011.

Note 16. Subsequent Events

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

On February 28, 2011, the Company received written notice that the Panel had determined to grant the request of the Company to remain listed on The NASDAQ Stock Market, subject to certain conditions. These conditions include: (1) on or before March 15, 2011, the Company shall have met the audit committee requirements by appointing new committee members who meet all applicable requirements under the NASDAQ Listing Rules, (2) on or before June 20, 2011, the Company shall have become current in its filing obligations,

VITACOST.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16. Subsequent Events  – (continued)

and demonstrated compliance with all quantitative requirements for continued listing, (3) on or before July 5, 2011, the Company shall have solicited proxies and held its annual meeting. The Company was further required to notify the Panel of any significant events occurring during the exception period, including, without limitation, any event that could call into question the Company’s historical financial information or that could impact the Company’s ability to maintain compliance with any NASDAQ listing requirement or the exception deadline. The Panel reserved the right to reconsider their decision based on any event, condition or circumstance that exists or develops that would, in the opinion of the Panel, make continued listing of the Company’s common stock inadvisable or unwarranted.

On March 11, 2011, McGladrey & Pullen, LLP (“McGladrey”) resigned as the Company’s registered independent public accounting firm. McGladrey resigned after concluding their independence had been impaired as a result of being named a defendant in a class action complaint filed in the United States District Court, Southern District of Florida. The complaint alleged violations of the federal securities laws in connection with McGladrey’s audits of the financial statements that were included in the Company’s Registration Statement on Form S-1 (No. 333-143926) which was filed with the Securities and Exchange Commission in connection with the Company’s initial public offering. The decision of McGladrey to resign was not recommended or approved by the Company’s Board of Directors or the Audit Committee of the Board of Directors. On May 4, 2011, the court dismissed McGladrey as a defendant without prejudice.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Interim Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Based upon such evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that those controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 during the year ended December 31, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including the Chief Executive Officer and interim Chief Financial Officer, does not expect that our disclosure controls or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Vitacost have been detected.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our directors and executive officers and their ages as of June 20, 2011 are as follows:

Name	Age	Position
Jeffrey Horowitz	64	Chief Executive Officer/Director
Stephen E. Markert, Jr.	60	Interim Chief Financial Officer
Sonya L. Lambert	45	Chief Marketing Officer
Robert D. Hirsch	51	Vice President Information Technology and Chief Information Officer
Mary L. Marbach	44	General Counsel and Corporate Secretary
Michael Kumin	38	Interim Chairman of the Board
Christopher Gaffney	47	Director
Stuart Goldfarb	56	Director
Edwin J. Kozlowski	62	Director, Audit Committee Chairman
Robert G. Trapp, M.D.	62	Director

Executive Officers

Jeffrey J. Horowitz was appointed Chief Executive Officer on February 17, 2011. He served as Interim Chief Executive Officer and a Director of Vitacost from August 2010 through February 17, 2011. Mr. Horowitz provided consulting services to Vitacost in 2010 prior to being appointed Interim Chief Executive Officer. Over the five years prior to joining Vitacost, Mr. Horowitz pursued personal interests. Mr. Horowitz founded Vitamin Shoppe, Inc. (“Vitamin Shoppe”) in 1977 and served as its President and Chief Executive Officer from 1977 to January 2000, during which time he oversaw the retail expansion from one store in 1977 to over 200 stores in 11 states. In addition, Mr. Horowitz expanded Vitamin Shoppe's business by establishing a catalog to solicit mail order sales in 1981 and pioneered the online vitamin sales industry in 1998 with the launch of VitaminShoppe.com. Mr. Horowitz also led Vitamin Shoppe during its initial public offering on The NASDAQ Stock Market in 1999. Mr. Horowitz served as President and Chief Executive Officer of VitaminShoppe.com, Inc. from July 1999 to January 2000. Mr. Horowitz served as Chairman of the Board of Directors of VitaminShoppe.com, Inc. from June 1999 to January 2000, as a Director of VitaminShoppe.com, Inc. from May 1999 to 2007 and as a Director of Vitamin Shoppe Industries Inc. from its inception to 2007. We believe Mr. Horowitz's knowledge and valuable insight into the health and wellness industry, his experience as the Chief Executive Officer of Vitamin Shoppe and his service on several boards of directors provide the requisite qualifications, skills, perspectives and experience that make him well qualified to serve on our Board of Directors and as our Chief Executive Officer.

Stephen E. Markert, Jr. was appointed Interim Chief Financial Officer on October 19, 2010. Mr. Markert has more than 35 years of financial experience, primarily in public companies and was most recently with Tatum, LLC, a national financial services firm providing interim Chief Financial Officer services. Mr. Markert was a Partner at Tatum for over three years, and served as interim Chief Financial Officer at Jet Plastica, a $150 million private equity owned manufacturing and distribution company, and at Foamex International, a $1.2 billion public manufacturing company, among other clients. Prior to that, from 1995 to 2005, Mr. Markert served as Vice President Finance, Chief Financial Officer at C&D Technologies, Inc., a $500 million global manufacturer and distributor where he directed a multi-national finance and Information Technology staff. Mr. Markert is a CPA and holds a B.S. in Accounting and an M.B.A. in Finance from LaSalle University.

Sonya L. Lambert has served as our Vice President Marketing since December 2004 and was appointed as Chief Marketing Officer in March 2010. Ms. Lambert joined us in March 2003 as our Director of Marketing. From April 1999 through September 2001, Ms. Lambert was the Director of Marketing, Online Programs for Gerald Stevens, Inc. and was a Senior Marketing Manager for SportsLine.com from 1995 to 1999. Ms. Lambert left the industry from September 2001 through March 2003 to pursue personal interests. She is responsible for the development and execution of eCommerce and catalog marketing strategies. Ms. Lambert received a B.S. in Communications from the University of Florida.

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

Mary L. Marbach was appointed General Counsel in December, 2009 and our Corporate Secretary in July 2010. Ms. Marbach has been an attorney at the Company since July of 2009. Prior to joining the Company, Ms. Marbach was Senior Transactional Counsel at Imperial Finance and Trading, LLC in Boca Raton, Florida. Ms. Marbach was an associate at Greenberg Traurig, LLP in its Corporate and Securities Group in Boca Raton, Florida from 2002 through 2004. Prior to that, she was an associate at Morrison & Foerster, LLP in its Corporate & Securities Group in Palo Alto, California. Ms. Marbach has a BS from Syracuse University, an MBA from the University of Miami, and a JD from Boston University School of Law. Ms. Marbach is a member of the State Bar of California and the State Bar of Florida.

Directors

Michael A. Kumin has served as Interim Chairman of the Board of Vitacost since July 2010. Mr. Kumin is a Partner with Great Hill Partners, (“GHP”), a Boston-based investment firm. Mr. Kumin has served in a number of positions since joining GHP in 2002, and is presently a Partner responsible for originating and evaluating investment opportunities in the media, internet, software, and business and consumer services sectors. Prior to joining GHP, Mr. Kumin held various executive and investing positions, including roles at both Apollo Management, L.P. and Goldman, Sachs, L.P. Mr. Kumin has served on the Board of Directors of Spark Networks since June 2006. Mr. Kumin serves and has served on the Boards of Directors of numerous private internet companies, including BuscaPé.com and IGN Entertainment. Mr. Kumin graduated with honors from the Woodrow Wilson School of Public & International Affairs at Princeton University with a Bachelor of Arts. We believe Mr. Kumin's extensive experience as a board member of both public and private growth-oriented technology companies, his knowledge of the media, internet, software, and business and consumer services sectors, and his wealth of expertise, particularly in the areas of strategy, mergers and acquisitions, and corporate finance, provide the requisite qualifications, skills, perspectives and experience that make him well qualified to serve on our Board of Directors.

Christopher S. Gaffney has served as a Director of Vitacost since July 2010. Mr. Gaffney is a Managing Partner with, and one of the co-founders of GHP. Mr. Gaffney has been a Managing Partner at GHP since its founding in 1998, and in such position he shares responsibility for the general management, investment policy, fund raising and investor relations at GHP. Mr. Gaffney also continues to actively pursue new investments and manage portfolio companies. Prior to GHP, Mr. Gaffney served as an Associate, Principal and General Partner for Media/Communications Partners, a predecessor organization to GHP. Mr. Gaffney began his career as a commercial lending officer for the First National Bank of Boston in the specialized media lending unit. Mr. Gaffney has served on the Board of Directors of LECG Corporation, a publicly-traded provider of professional services, since December 2009. Mr. Gaffney previously served on the Boards of Directors of Spark Networks from November 2006 to October 2007, Incentra Solutions, Inc., a provider of information technology services that, at the time of Mr. Gaffney's service, traded on the OTC Bulletin Board, from August 2004 to July 2005, and Haights Cross Communications, Inc., an educational and library publisher with publicly-registered debt, from March 1997 to September 2007. Mr. Gaffney serves and has served on the Boards of Directors of numerous private companies, including BuscaPé.com and IGN. Mr. Gaffney is a summa cum laude graduate of Boston College with a degree in Accounting and Economics. We believe Mr. Gaffney's extensive experience in all phases of the lifecycles of growth companies, with a particular emphasis on companies in the media, internet, and business and consumer services sectors, gained as a Managing Partner at a well-known investment firm with $2.7 billion under management and his membership on numerous public and private company boards of directors provide the requisite qualifications, skills, perspectives and experience that make him well qualified to serve on our Board of Directors.

Stuart Goldfarb has served as our Director since February 28, 2011. Mr. Goldfarb has more than 25 years of direct marketing, media and e-commerce experience. He currently serves on the board of Atrinsic, Inc., a marketer of direct-to-consumer subscription products and an internet search-marketing agency. Mr. Goldfarb served as the President and CEO of Direct Brands, Inc., the world’s largest direct marketer of music, DVDs, and books, from 2001 to 2009. Prior to joining Direct Brands, Inc., Mr. Goldfarb was President and CEO of bol.com, Bertelsmann’s premier online retailer of books and music, doing business in eighteen European and Asian countries. Before joining Bertelsmann, he was Vice Chairman of Value Vision International, a cable TV home shopping and e-commerce company and was also the former Executive Vice President, Worldwide Business Development at NBC, where he held various executive level positions.

Edwin J. Kozlowski has served as our Director since February 28, 2011. Mr. Kozlowski has over 30 years of financial experience working in the retail and nutritional supplement industries. Mr. Kozlowski currently serves on the board and Executive Committee of Suncoast Centers, Inc., a social service, non-profit organization. Mr. Kozlowski served as Executive Vice President and Chief Operating Officer of Retail Ventures, Inc. from 2001 to 2004 and Senior Vice President and Chief Financial Officer — Chief Operating Officer of DSW in 2001. Prior to joining Retail Ventures, Inc., Mr. Kozlowski served as Executive Vice President and Chief Financial Officer of General Nutrition Companies, Inc. (“GNC”) from 1990 to 2000. From 1978 to 1990, Mr. Kozlowski held various management positions within GNC. He has also served in senior financial positions at H.K. Porter Company and Arthur Young, LLP. Mr. Kozlowski was an officer with the United States Secret Service and served in the United State Army. He received a Bachelor of Science in accounting from Robert Morris University in 1975.

Robert G. Trapp, M.D. has served as our Director since April 2007. Dr. Trapp has maintained a private practice in rheumatology in Springfield, Illinois since 1989. He was a faculty member at Southern Illinois University School of Medicine from 1981 – 1989 where he served as Chief of the Division of Rheumatology. He has been a principal investigator in more than 125 phase I, II and III clinical trials evaluating new therapies in the treatment of rheumatological diseases. Dr. Trapp is board certified in internal medicine and rheumatology. He is a Fellow of the American College of Physicians and a member of the American College of Rheumatology. He received a Bachelor of Arts from Earlham College and his M.D. from Northwestern University School of Medicine.

All directors hold office until their successors have been elected and qualified or until their earlier resignation or removal. Directors are elected annually. None of the directors are involved in certain legal proceedings covered under Item 401(f) of Regulation S-K. Our Board of Directors has determined that all of our directors except for Mr. Horowitz are “independent directors” and meet the independence requirements under the listing standards of The NASDAQ Stock Market.

There are no family relationships among any of our directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Our executive officers, directors, and stockholders with beneficial ownership of more than 10% of our common stock are required, under the Securities Exchange Act of 1934, as amended, to file reports of ownership of our common stock with the Securities and Exchange Commission. Based solely upon a review of the copies of reports furnished to us and written representations that no other reports were required to be filed during fiscal 2010, we are not aware of any late filings.

Code of Ethics

We have adopted a code of business conduct and ethics applicable to all of our directors, officers and employees. A copy of that code is available on our corporate website at www.vitacost.com. If any substantive amendments are made to the code of business conduct and ethics or any waiver is granted, we intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding such amendment to, or waiver from, a provision of this code of business conduct and ethics by posting such information on our website, at the address and location specified above, or as otherwise required by the NASDAQ Global Market.

Board Composition

Our board currently consists of six members. Our bylaws permit our board to establish by resolution the authorized number of directors, and six directors are currently authorized. At each annual meeting of stockholders, the terms of each of our incumbent directors expire and all members of our board of directors are elected. All directors elected at an annual meeting will be elected to serve from the time of election and qualification until the next annual meeting following such election.

Audit Committee

Our audit committee currently consists of Messrs. Kozlowski and Goldfarb and Dr. Trapp. Our board of directors has determined that Mr. Kozlowski is an audit committee financial expert and that he meets the requirements for independence under the current requirements of The NASDAQ Stock Market LLC.

Procedures by which stockholders may recommend nominees to our Board of Directors

The Nominating/Corporate Governance Committee will consider properly submitted stockholder nominations for candidates for membership on the Board of Directors as well as candidates recommended for consideration by the Nominating/Corporate Governance Committee as described below under “Identifying and Evaluating Nominees for Directors.” Any stockholder nominations must comply with the requirements of the Company’s amended and restated bylaws and should include all information relating to such nominee as would be required to be disclosed in solicitations of proxies for the election of such nominee as a director pursuant to Regulation 14A under the Exchange Act, such nominee’s written consent to be named in the proxy statement as a nominee and to serve as a director if elected, as well as a written statement executed by such nominee acknowledging that as a director of the Company, such nominee will owe a fiduciary duty under the General Corporation Law of the State of Delaware exclusively to the Company and its stockholders. In addition, stockholder nominations should be submitted within the time frame required by the Company’s amended and restated bylaws and addressed to: Vitacost.com, Inc., Attention: General Counsel, 5400 Broken Sound Blvd., NW, Suite 500, Boca Raton, Florida.

A stockholder that instead desires to merely recommend a candidate for consideration by the Nominating/Corporate Governance Committee shall direct the recommendation in writing to Vitacost.com, Inc., Attention: General Counsel, 5400 Broken Sound Blvd., NW, Suite 500, Boca Raton, Florida, and must include the candidate’s name, home and business contact information, detailed biographical data and qualifications, information regarding any relationships between the candidate and the Company within the last three years and evidence of the nominating person’s ownership of Company stock.

Director Qualifications

In discharging its responsibilities to nominate candidates for election to the Board of Directors, the Nominating/Corporate Governance Committee has not specified any minimum qualifications for serving on the Board of Directors. However, the Nominating/Corporate Governance Committee endeavors to evaluate, propose and approve candidates with business experience and personal skills in the health and wellness industry, finance, marketing, financial reporting and other areas that may be expected to contribute to an effective Board of Directors. The Nominating/Corporate Governance Committee seeks to ensure that the Board of Directors is composed of individuals who have experience relevant to the needs of the Company and who have the highest professional and personal ethics, consistent with the Company’s values and standards. Candidates should be committed to enhancing stockholder value and should have sufficient time to carry out their duties and to provide insight and practical wisdom based on experience.

Identifying and Evaluating Nominees for Directors

The Nominating/Corporate Governance Committee utilizes a variety of methods for identifying and evaluating director nominees. Candidates may come to the attention of the Nominating/Corporate Governance Committee through current members of the Board of Directors, professional search firms, stockholders or other persons. These candidates are evaluated at regular or special meetings of the Nominating/Corporate Governance Committee and may be considered at any point during the year. As described above, the Nominating/Corporate Governance Committee considers properly submitted stockholder nominations and recommendations for candidates for the Board of Directors. Following verification of the stockholder status of persons proposing candidates, nominations and recommendations are aggregated and considered by the Nominating/Corporate Governance Committee. If any materials are provided by a stockholder in connection with the nomination or recommendation of a director candidate, such materials are forwarded to the Nominating/Corporate Governance Committee. The Nominating/Corporate Governance Committee also reviews materials provided by professional search firms or other parties in connection with a nominee who is not proposed by a stockholder.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Overview

Our executive compensation program is designed to enable us to attract and retain key personnel and provide incentives that promote short and long-term financial growth and stability to enhance stockholder value based on a pay-for-performance model. Our compensation committee reviews and recommends to our board of directors the compensation program for our “Named Executive Officers” and oversees our executive compensation strategy. In 2010, our Named Executive Officers were Ira P. Kerker, our former Chief Executive Officer, Richard P. Smith, our former Chief Financial and Accounting Officer, Jeffrey Horowitz, our Chief Executive Officer, Stephen E. Markert, Jr. our interim Chief Financial Officer, Sonya L. Lambert, our Chief Marketing Officer, Robert D. Hirsch, our Vice President Information Technology and Chief Information Officer, Mary Marbach, our General Counsel and Corporate Secretary and Birender S. Brar, our former Vice President Supply Chain.

The discussion in this section describes compensation paid to our Named Executive Officers for services rendered to us in all capacities during our fiscal year ended December 31, 2010.

Our executive compensation program provides for the following elements:

•	base salaries, which are designed to allow us to attract and retain qualified candidates;
•	incentive compensation, which provides additional cash compensation and is designed to support our pay-for-performance philosophy and align compensation with our corporate strategies and business and financial objectives;
•	equity compensation, principally in the form of stock options, which are granted to incentivize executive behavior that results in increased stockholder value; and
•	a benefits package that is available to all of our employees.

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

Annual Bonus/Incentive Compensation.  Our incentive compensation, in the form of cash payment, is intended to compensate our executives after the end of each calendar quarter for meeting our corporate and/or financial objectives and, in the case of certain executives, their individual performance objectives and to incentivize our executives to meet these objectives. We may set multiple objectives for an executive to achieve. A specific incentive payment may be earned for meeting one or more of such objectives. Further, our incentive compensation is intended to reward and incentivize our executives for exceeding their objectives. We may grant discretionary cash bonuses as an award to our executives for performance that is not necessarily rewarded by the incentive compensation or to attract new executives to join our management team. For those Named Executive Officers who received a bonus, their objectives were set by the appropriate executive or compensation committee. The potential incentive compensation in 2010 ranged from 4.3% to 189.3%.

Equity-Based Compensation.  Generally, the goals of our equity based compensation are intended to align the interests of our Named Executive Officers with the interests of our stockholders. Our Named Executive Officers typically receive equity awards in the form of stock options that vest equally over a period of five years in an effort to encourage the long-term retention of our executives. We may, however, grant options or other awards that vest immediately as determined by our compensation committee to be consistent with our objectives. The exercise price of our stock option grants is the fair market value of our stock on the grant date. Also, our stock option awards typically provide for the acceleration of vesting of options in the event of a change in control of our company. We have not yet established policies for the timing of awarding stock option grants to our executives. The compensation committee intends to adopt a policy regarding the timing of grants in relation to the release of material information to our stockholders.

Benefits.  We provide our Named Executive Officers other benefits generally available to our employees such as health benefits, a 401(k) plan and life and disability insurance. These benefits are intended to provide support to our executives and their families throughout various stages of their careers, and these core benefits are provided to all executives regardless of their individual performance levels. The 401(k) plan allows participants to defer their annual compensation, subject to the limitations set by the Internal Revenue Code, which was $16,500 per person for 2010. The executives' elective deferrals are immediately vested and non-forfeitable upon contribution to the 401(k) plan.

Determining the Amount of Each Element of Compensation

Base Salary.  Generally, base salaries for our Named Executive Officers are established through negotiation when the executive is hired. Factors we considered in the negotiation are prior experience, qualifications, prior salary and our need for the particular qualifications of such executive. Adjustments in base salary are based on the executive's responsibilities, performance and their overall compensation package. We review our executives' base salaries annually taking into consideration the executive's level of responsibilities, performance, tenure and salaries of our comparable executive and an employee's overall compensatory arrangement. In the event of material changes in position, responsibilities or other factors, the compensation committee may consider changes in base pay during the year. Our Named Executive Officers' base salaries are reviewed and approved by our board of directors.

In 2010, our compensation committee, as approved by our board of directors, made the following increases in the base salaries of our executives:

	2010 Base Salary	2009 Base Salary	Percentage Increase	Change
Ira P. Kerker, Former Chief Executive Officer	$280,000	$233,700	19.8%	$46,300
Richard P. Smith, Former Chief Financial and Accounting Officer	$254,000	$223,000	13.9%	$31,000
Sonya L. Lambert, Chief Marketing Officer	$225,000	$165,600	35.9%	$59,400
Robert Hirsch, Vice President Information Technology and Chief Information Officer	$178,000	$178,000	0.0%	$—
Mary L. Marbach, General Counsel and Corporate Secretary	$140,000	$140,000	0.0%	$—
Birender S. Brar, Former Vice President Supply Chain	$140,000	$140,000	0.0%	$—

Annual Bonus/Incentive Compensation.  Our incentive compensation is payable subsequent to the end of each calendar quarter after it has been determined if the goals have been achieved. Our compensation committee or appropriate executive has the authority to modify a bonus structure during the year if deemed appropriate. Examples of circumstances in which we may consider revising a bonus plan include acquisitions, mergers, divestitures, successful expansion of distribution or manufacturing capabilities and other material changes in our company.

Our executive bonus plan for 2010 provides a potential bonus for each executive. In 2010, the potential awards were as follows:

Name	Annual Maximum Bonus Opportunity	Maximum Bonus as a Percentage of Base Salary 2010
Jeffrey Horowitz,(1) Chief Executive Officer	$75,000	18.8%
Stephen E. Markert, Jr.,(1) Interim Chief Financial Officer	$10,000	4.3%
Sonya L. Lambert, Chief Marketing Officer	$103,680	46.1%
Robert D. Hirsch, Vice President Information Technology and Chief Information Officer	$36,250	20.4%
Mary L. Marbach, General Counsel and Corporate Secretary	$40,000	28.6%
Ira P. Kerker, Former Chief Executive Officer	$530,000	189.3%
Richard P. Smith, Former Chief Financial and Accounting Officer	$240,000	94.5%
Birender S. Brar, Former Vice President Supply Chain	$20,000	14.3%

(1)	Named Executives hired in 2010.

Each of the incentive goals are stand-alone and are evaluated separately so that some goals can be met and corresponding bonuses paid while other goals are not met and no corresponding bonus paid.

To the extent incentive goals are nonfinancial or individual goals, the goals are established by the executive officer's manager or direct report and, in the case of our Chief Executive Officer, by our board of directors or compensation committee. The nonfinancial or individual goals are established based upon various factors including our need to complete a particular project, achieve a particular outcome, or otherwise obtain a desired result. Additionally, these goals may be based upon adherence to company values such as accountability and teamwork, overall job competency, and performance against specified objectives. The assessment of the achievement of such goals is often a somewhat subjective analysis and, therefore, is determined in the discretion of the executive officer's manager or direct report or, in the case of our Chief Executive Officer, at the discretion of our board of directors or compensation committee. We based the incentive pay of our Chief Executive Officer, Chief Financial and Accounting Officer and Vice President Marketing solely on financial goals because these individuals were not tasked with implementing specific projects whose completion would not otherwise be reflected in our results of operations. We believed that the financial and nonfinancial goals were equally important, and, therefore, we allocated incentive pay equally between these two types of goals. Selected key officers received bonuses in 2010 based on the performance of the company in the first quarter. As performance began to lag in the second quarter, decisions were made to reduce or suspend bonus payments.

Allocation of Equity Compensation Awards

In 2010, we granted stock options to our Named Executive Officers. Stock options were granted to our Chief Executive Officer (option to purchase 200,000 shares of our common stock), General Counsel (option to purchase 50,000 shares of our common stock), and Vice President Supply Chain (option to purchase 20,000 shares of our common stock).

Our compensation committee does not apply a rigid formula in allocating stock options to executives as a group or to any particular executive. Instead, our compensation committee exercises its judgment and discretion and considers, among other things, the role and responsibility of the executive, competitive factors, the amount of stock-based equity compensation already held by the executive, the non-equity compensation received by the executive and the total number of options to be granted to all participants during the year. Our compensation committee typically makes annual grants of equity awards to our Named Executive Officers in connection with its annual review of our employees' compensation and then throughout the year.

Executive Equity Ownership

We believe it is important for our Named Executive Officers to have their interests aligned with our stockholders and, therefore, to be granted equity incentive awards. We have not, however, established specific stock retention and ownership guidelines for our executives.

Type of Equity Awards

Our stock award plans permits us to issue qualified and non-qualified stock options, stock appreciation rights, restricted stock, stock units, bonus stock, and other equity awards.

Severance and Change in Control Arrangements

For a description of the severance and change in control arrangements we have with our Named Executive Officers, see “Executive Compensation — Employment Agreements” and “Executive Compensation — Payments Upon Termination or Upon Change in Control.” The compensation committee believed that these arrangements were necessary to attract and retain our Named Executive Officers. The terms of each arrangement were determined in negotiation with the applicable Named Executive Officer in connection with the executive's hiring and were not based on any set formula.

Effect of Accounting and Tax Treatment on Compensation Decisions

In the review and establishment of our compensation programs, we consider the anticipated accounting and tax implications to us and our executives. In this regard, we may begin utilizing restricted stock and restricted stock units as additional forms of equity compensation incentives in response to changes in the accounting treatment of equity awards under the authoritative accounting guidance. While we consider the applicable accounting and tax treatment of alternative forms of equity compensation, these factors alone are not dispositive, and we also consider the cash and non-cash impact of the programs and whether a program is consistent with our overall compensation philosophy and objectives.

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

Role of Executives in Executive Compensation Decisions

Our compensation committee seeks input from our Chief Executive Officer when discussing the performance of, and compensation levels for, our Named Executive Officers other than himself. The compensation committee also works with the Chief Executive Officer and with our Chief Financial Officer in evaluating the financial, accounting, tax and retention implications of our various compensation programs. No Executive participates in deliberations relating to his or her own compensation.

Compensation Committee Report

The information contained in this report will not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor will such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference in such filing.

The compensation committee has reviewed and discussed the Compensation Discussion and Analysis set forth in this Annual Report on Form 10-K with our management. Based on such review and discussions, the Compensation Committee has recommended to our board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Compensation Committee
Michael A. Kumin
Christopher S. Gaffney

Summary of Cash and Other Compensation

The Summary Compensation Table below presents information concerning the total compensation of our Named Executive Officers for the fiscal years ended December 31, 2010, 2009 and 2008. Mr. Horowitz and Mr. Markert, Jr. were not Named Executive Officers prior to fiscal 2010; therefore, their compensation information is not presented for fiscal 2009.

Summary Compensation Table

		Salary ($)	Bonus(1)	Option Awards(2)	Non-Equity Incentive Plan Compensation	All Other Compensation(3)	Total Compensation
Jeffrey Horowitz,(4) Chief Executive Officer	2010	$153,846	$—	$894,000	$75,000	$—	$1,122,846
	2009	$—	$—	$—	$—	$—	$—
	2008	$—	$—	$—	$—	$—	$—
Stephen E. Markert, Jr., Interim Chief Financial Officer	2010	$37,058	$—	$—	$10,000	$—	$47,058
	2009	$—	$—	$—	$—	$—	$—
	2008	$—	$—	$—	$—	$—	$—
Sonya L. Lambert, Chief Marketing Officer	2010	$209,408	$—	$—	$—	$—	$209,408
	2009	$154,735	$15,600	$565,600	$103,680	$—	$839,615
	2008	$144,000	$—	$81,600	$107,496	$—	$333,096
Robert D. Hirsch, Vice President Information Technology and Chief Information Officer	2010	$177,778	$—	$—	$31,710	$—	$209,488
	2009	$159,046	$11,700	$141,400	$36,240	$—	$348,386
	2008	$37,838	$—	$—	$9,060	$—	$46,898

Mary Marbach, General Counsel and Corporate Secretary	2010	$140,000	$—	$326,000	$40,000	$—	$506,000
	2009	$31,877	$1,000	$—	$10,000	$—	$42,877
	2008	$—	$—	$—	$—	$—	$—
Ira P. Kerker,(5) Former Chief Executive Officer	2010	$181,969	$—	$—	$17,500	$—	$199,469
	2009	$213,804	$125,000	$1,446,250	$70,000	$—	$1,855,054
	2008	$194,000	$—	$132,600	$62,500	$—	$389,100
Richard P. Smith,(6) Former Chief Financial and Accounting Officer	2010	$209,956	$—	$—	$8,750	$—	$218,706
	2009	$208,254	$125,000	$919,100	$70,000	$—	$1,322,354
	2008	$193,000	$—	$132,600	$62,500	$—	$388,100
Birender S. Brar,(7) Former Vice President Supply Chain	2010	$105,538	$—	$130,400	$—	$—	$235,938
	2009	$86,520	$2,500	$—	$33,250	$—	$122,270
	2008	$39,500	$—	$—	$—	$—	$39,500

(1)	We report executive plan awards in the column titled “Non-Equity Incentive Plan Compensation.”

(2)	Amounts shown do not reflect compensation actually received by the Named Executive Officer. Instead, the amounts represent the aggregate grant date fair value related to option awards, granted in the year indicated, pursuant to Statement of Financial Accounting Standards Codification Topic 718. For a discussion of the valuation assumptions, see Note 1 to our consolidated financial statements.
(3)	None of the Named Executive Officers received personal benefits valued at $10,000 or more in the aggregate during the fiscal year ending December 31, 2010.
(4)	Mr. Horowitz became Chief Executive Officer on February 17, 2011. Prior to his appointment as the Company's Chief Executive Officer, he served as the Company's Interim Chief Executive Officer from August 2010 through February 2011. In 2010, Mr. Horowitz received $11,667 in compensation pursuant to a consulting agreement with the Company under which Mr. Horowitz provided certain management consulting services.
(5)	On August 16, 2010, Mr. Kerker and the Company announced his separation from the Company.
(6)	On October 19, 2010, the Company terminated Mr. Smith from his position as Chief Financial and Accounting Officer.
(7)	On September 20, 2010, Mr. Brar tendered his resignation as Vice President, Supply Chain.

Stock and Option Award Grants and Exercises

The following table summarizes information concerning grants of plan-based awards made by us for services rendered during the fiscal year ended December 31, 2010 to each of the Named Executive Officers.

Grants of Plan-Based Awards

		Estimated Future Payouts Under Non- Equity Incentive Plan Awards			All Other Option Awards Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)(1)	Grant Date Fair Value of Stock and Options Awards(2)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)
Jeffrey Horowitz	2010	—	$75,000	—	—	—	—
	8/2/2010	—	—	—	200,000	$8.91	$894,000
Stephen E. Markert, Jr.	2010	—	$10,000	—	—	—	—
Sonya L. Lambert	2010	—	$103,680	—	—	—	—
Robert D. Hirsch	2010	—	$36,250	—	—	—	—
Mary Marbach	2010	—	$40,000	—	—	—	—
	2/3/2010	—	—	—	50,000	$9.72	$326,000
Ira P. Kerker	2010	—	$265,000	$530,000	—	—	—
Richard P. Smith	2010	—	$120,000	$240,000	—	—	—
Birender S. Brar	2010	—	$20,000	—	—	—	—
	2/3/2010	—	—	—	20,000	$9.72	$130,400

(1)	The exercise price for the stock option was the closing price our common stock on the grant date, as reported on the NASDAQ Stock Market.
(2)	The grant date fair value of options is based on the fair value calculated pursuant to Statement of Financial Accounting Codification Topic 718. For a discussion of the valuation assumptions, see Note 1 to our consolidated financial.

Outstanding Equity Awards at Fiscal Year End

Name	Number of Securities Underlying Unexercised Options(1) Exercisable	Number of Securities Underlying Unexercised Options(1) Unexercisable		Option Exercise Price	Option Expiration Date
Jeffrey Horowitz	166,667	33,333	(2)	$8.910	8/1/2021
Sonya L. Lambert	35,200	—		$3.750	3/4/2015
	20,000	—		$3.750	3/31/2016
	80,000	—		$3.750	9/19/2016
	80,000	—		$7.500	12/30/2017
	80,000	—		$12.000	9/23/2019
Robert D. Hirsch	80,000	—		$7.500	12/14/2018
	20,000	—		$12.000	9/23/2019
Mary Marbach	—	50,000	(3)	$9.720	2/3/2019
Ira P. Kerker	33,480	—		$3.125	2/13/2015
	20,000	—		$3.750	5/13/2015
	100,000	—		$3.750	12/10/2015
	20,000	—		$3.750	12/11/2016
	130,000	—		$7.500	12/30/2017
	200,000	—		$12.000	9/23/2019
	5,000	—		$10.350	12/30/2020
Richard P. Smith	13,600	—		$2.031	1/11/2014
	20,000	—		$2.500	1/11/2015
	80,000	—		$3.750	12/10/2015
	20,000	—		$3.750	12/11/2016
	130,000	—		$7.500	12/30/2017
	130,000	—		$12.000	9/23/2019

(1)	The aggregate number of option awards outstanding at December 31, 2010 was 2,717,530. The aggregate number of option awards owned by our Named Executive Officers at December 31, 2010 was 1,547,280.
(2)	These options vested on January 16, 2011.
(3)	These options vest as follows: 10,000 vest on each of February 2, 2011, 2012, 2013, 2014 and 2015, respectively.

Pension Benefits

We do not maintain any defined benefit pension plans.

Nonqualified Deferred Compensation

We do not maintain any nonqualified deferred compensation plans.

Fiscal 2010 Potential Payments Upon Termination or Change In Control Table

If the Named Executive Officers' employment had been terminated on December 31, 2010 for any reason other than a change of control (as defined in the employment agreements entered into with each Named Executive Officer) or terminated pursuant to a change of control on December 31, 2010, each executive would have received the payments described in the following table.

Name	Benefit	Termination with Cause	Termination without Cause	Termination due to Change in Control	Death	Disability
Jeffrey Horowitz	Continuation of Salary(1)	$—	$400,000	$400,000	$—	$—
	Bonus Payout	—	75,000	75,000	—	—
	Medical Benefits	—	—	—	—	—
	Acceleration of Stock Options(7)	—	—	—	—	—
		$—	$475,000	$475,000	$—	$—
Stephen Markert	Continuation of Salary	$—	$—	$—	$—	$—
	Bonus Payout	—	—	—	—	—
	Medical Benefits	—	—	—	—	—
	Acceleration of Stock Options(7)	—	—	—	—	—
		$—	$—	$—	$—	$—
Sonya Lambert	Continuation of Salary(2)(3)(4)	$—	$450,000	$450,000	$225,000	$225,000
	Bonus Payout	—	226,800	226,800	113,400	113,400
	Medical Benefits(6)	—	9,000	9,000	—	—
	Acceleration of Stock Options(7)	—	—	—	—	—
		$—	$685,800	$685,800	$338,400	$338,400
Robert Hirsch	Continuation of Salary(2)(3)(4)	$—	$177,800	$177,800	$177,800	$177,800
	Bonus Payout	—	28,500	47,940	28,500	28,500
	Medical Benefits(6)	—	9,000	9,000	—	—
	Acceleration of Stock Options(7)	—	—	—	—	—
		$—	$215,300	$234,740	$206,300	$206,300
Mary Marbach	Continuation of Salary(5)	$—	$2,692	$—	$35,000	$35,000
	Bonus Payout	—	—	—	—	—
	Medical Benefits	—	—	—	—	—
	Acceleration of Stock Options(7)	—	—	—	—	—
		$—	$2,692	$—	$35,000	$35,000

(1)	Payable over a 12 month period subject to executive executing and delivering to us a full and unconditional release and executive paying any and all amounts owed to us under any contract, agreement or loan document.
(2)	Termination without cause obligation payable over a 24 month period subject to executive executing and delivering to us a full and unconditional release and executive paying any and all amounts owed to us under any contract, agreement or loan document.
(3)	Change in control amount obligation in a single lump sum within 10 days of termination subject to executive executing and delivering to us a full and unconditional release and executive paying any and all amounts owed to us under any contract, agreement or loan document.
(4)	Death or disability obligation payable in a single lump sum within 30 days.
(5)	Payable in a single lump sum within 30 days subject to executive executing and delivering to us a full and unconditional release and executive paying any and all amounts owed to us under any contract, agreement or loan document.
(6)	Entitled to receive up to 18 months company paid COBRA benefits.
(7)	The dollar value of the equity acceleration in this chart is based on the closing price of our common stock on December 7, 2010 (the last day of trading in 2010) less the exercise price of the options multiplied by the number of unvested options.

Employment Agreements and Change-In-Control Arrangements

Named Executive Officers

Jeffrey Horowitz

On February 17, 2011, in connection with his appointment as Chief Executive Officer, the Company and Mr. Horowitz entered into an employment agreement that has a 4 year term from its commencement date of August 16, 2010 and supersedes his previous consulting agreement with the Company. In consideration for Mr. Horowitz's services, the Company will pay Mr. Horowitz an annual salary of $400,000 and an annual bonus of up to $275,000 payable, except as set forth in the following sentence, pursuant to the satisfaction of performance goals under the Company's annual incentive compensation plan for senior executives. For the period from August 16, 2010 through December 31, 2010, Mr. Horowitz will be paid a guaranteed bonus of $75,000 and for the 2011 calendar year, Mr. Horowitz will be paid a guaranteed bonus of $275,000. For the period from August 16, 2010 until the date of the agreement, Mr. Horowitz was paid a lump sum equal to the difference between the annual salary that would have been paid under the employment agreement and the amount he was paid pursuant to his consulting agreement for such period. On the date of which the Company's stockholders approve a new equity compensation plan, Mr. Horowitz will be granted a nonqualified stock option to purchase 950,000 shares of the common stock of the Company. The option will vest periodically so that it is fully vested on August 15, 2014. Under the employment agreement, in the event Mr. Horowitz's employment is terminated by the Company without cause or by Mr. Horowitz for “good reason” (as such terms are defined in the employment agreement), Mr. Horowitz will be entitled to receive the following: severance equal to 12 months of Mr. Horowitz's annual salary or, if less, the salary that would have been paid had he remained employed through August 15, 2014; prorated annual bonus for the year of termination; and either (i) complete vesting of any stock options that had not yet vested or (ii) if the stock option described above has not been granted, $2,500,000. If Mr. Horowitz's employment is terminated due to his death or disability, he will be entitled to payment of a prorated annual bonus for the year of termination and, only if the stock option described above has not been granted, a payment of $2,500,000. Mr. Horowitz's receipt of the severance benefits discussed above is contingent on Mr. Horowitz signing and not revoking a release of claims against the Company. Capitalized terms used in this paragraph with regard to certain employment agreements have the meaning ascribed to them in that certain employment agreement.

Stephen E. Markert, Jr.

On October 19, 2010, we entered into an employment agreement with Stephen E. Markert, Jr., interim Chief Financial Officer, which can be terminated by the employee or us upon 60 days written notice. Mr. Markert earns a salary equal to $235,000 annually, and is eligible to earn discretionary bonuses and employee benefits commensurate with his position. Mr. Markert is also entitled to reimbursement of living expenses of up to $2,000 per month. Under his agreement, Mr. Markert is subject to a confidentiality, non-solicitation and non-competition agreement during the period he is employed for a one-year period following termination. Capitalized terms used in this paragraph with regard to certain employment agreements have the meaning ascribed to them in that certain employment agreement.

Sonya L. Lambert

Effective April 1, 2007, we entered into an employment, non-competition and proprietary rights agreement with Sonya L. Lambert, Chief Marketing Officer, for a one-year term, automatically renewable for additional one-year terms annually, unless otherwise terminated by the employee or us. Under the original agreement, Ms. Lambert earned a salary of $120,000 annually and is eligible to receive a marketing bonus based on performance (up to $21,600 per quarter), vacation and employee benefits commensurate with her position. If Ms. Lambert's employment is terminated by us without “cause” (as defined in the agreement), in addition to any compensation and benefits accrued through such termination, Ms. Lambert may, subject to her execution of a general release of claims against us, receive a lump-sum severance payment of up to 12 months' base salary plus a prorated portion of the performance bonuses, as well as up to 18 months of company-paid continuation medical benefits. If Ms. Lambert's employment terminates due to her death or disability, she or her estate will receive a lump sum payment equal to the sum of three months' base salary, accrued yet unused vacation pay and a prorated bonus, in addition to any compensation and benefits accrued through such termination. Under her agreement, Ms. Lambert is subject to a confidentiality, non-solicitation and non-competition agreement during the period she is employed and for a period thereafter. The confidentiality and non-competition provisions extend for a two-year period following termination and the non-solicitation provision extends for a period of one year following termination. For the year ended December 31, 2008, Ms. Lambert's base salary under the agreement was increased to $144,000.

On June 30, 2009, the agreement was amended to increase her annual base salary to $165,600 and to increase the maximum amount of the quarterly bonus she may receive to $25,920 per quarter. Further, pursuant to the amendment, effective as of the successful registration of our initial public offering: (i) so long as Ms. Lambert had not voluntarily resigned from her employment with us, all of Ms. Lambert's then-outstanding options, to the extent necessary, became fully vested and non-forfeitable; and (ii) so long as Ms. Lambert was then employed by us, Ms. Lambert was issued fully vested, non-forfeitable options to purchase 100,000 shares of our common stock at the initial public offering price (or 80,000 shares of our common stock after giving effect to the four-for-five reverse stock split of our common stock effected on September 17, 2009).

On March 22, 2010, the amended agreement was further amended to provide for a two-year term commencing on March 15, 2010, renewable upon mutual agreement by us and Ms. Lambert. The amendment further amended the agreement to provide that in the event of a termination by us of Ms. Lambert “without cause” (as defined in the agreement), then, in addition to any compensation and benefits accrued through such termination, and subject to her execution of a general release of claims against us, and subject to her compliance with her confidentiality, non-solicitation and non-competition agreement, Ms. Lambert is entitled to (i) a severance payment equal to the greater of (a) two times the sum of her then current base salary and the average of her prior two years' annual bonus, or (b) the amount she would be entitled to receive (e.g. base salary, bonus, vacation pay) for the remainder of the term as if she remained employed until the last day of such term, payable in 24 equal monthly payments and (ii) 18 months of company-paid continuation medical benefits. In the event of a termination by the Company without cause within the time periods specified above, and subject to her execution of a general release of claims against us, and subject to her compliance with her confidentiality, non-solicitation and non-competition agreement, then Ms. Lambert would be entitled to the severance payment of $685,800. The amendment further amended the agreement to provide that if the employment of Ms. Lambert is terminated following a “Change in Control” (as defined in the amendment), either by the Company without cause or by Ms. Lambert for “Good Reason” (as defined in the amendment), then Ms. Lambert is entitled to the following severance terms (in addition to any compensation and benefits accrued through such termination), subject to her execution of a general release of claims against us, and subject to her compliance with her confidentiality, non-solicitation and non-competition agreement: if terminated without cause or for Good Reason within 18 months after Change in Control, a lump sum payment equal to two times her then current base salary and two times the higher of (i) the average of the prior two years' annual bonus and (ii) last year's bonus. If the employment of Ms. Lambert is terminated following a Change in Control, either by the Company without cause or by Ms. Lambert for Good Reason, within the time periods specified above, subject to her execution of a general release of claims against us, and subject to her compliance with her confidentiality, non-solicitation and non-competition agreement, then, subject to the following sentence, Ms. Lambert would be entitled to the severance payment of $685,800. Notwithstanding the foregoing, however, the second amendment also provided for certain cutbacks of amounts owed to Ms. Lambert in the event such payments to be made to her on account of a Change in Control was deemed to be “excess parachute payments” as defined in Section 280G of the Code and, as a result, Ms. Lambert may not receive that total severance payment amount. Capitalized terms used in this paragraph with regard to certain employment agreements have the meaning ascribed to them in that certain employment agreement.

Robert D. Hirsch

On September 16, 2008, we entered into an employment, non-competition and proprietary rights agreement with Robert D. Hirsch, Vice President Information Technology and Chief Information Officer, for a one-year term, automatically renewable for additional one-year terms annually, unless otherwise terminated by the employee or us. The contract term has been automatically renewed each year since September 16, 2008, with the current one-year term continuing to September 17, 2011. Under the original agreement, Mr. Hirsch earned a salary of $145,000 annually, and is eligible to earn annual performance bonuses, vacation and employee benefits commensurate with his position. On the initial date of Mr. Hirsch's employment, he was also granted options to purchase up to 100,000 shares of our common stock at $6.00 per share (or 80,000 shares at $7.50 per share after giving effect to the four-for-five reverse stock split of our common stock affected on September 17, 2009). These options vest 20% each year on the anniversary date of Mr. Hirsch's employment agreement and are fully vested after five years. Each option has a term of nine years. Upon Mr. Hirsch's termination of employment for any reason, all unvested options are forfeited to us and all vested options must be exercised within 30 days and if not exercised during the 30-day period will be forfeited to us. If Mr. Hirsch's employment is terminated by us without “cause” (as defined in the agreement), in addition to any compensation and benefits accrued through such termination, Mr. Hirsch may, subject to his execution of a general release of claims against us, receive a lump-sum severance payment in an amount equal to the sum of two weeks' base salary for each year served, up to a total of six weeks' base salary, accrued yet unused vacation pay and a prorated portion of the annual performance bonus earned through the date of termination, as well as up to 18 months of employee-paid continuation medical benefits. If Mr. Hirsch's employment terminates due to his death or disability, he or his estate will receive a lump sum payment equal to the sum of three months' base salary accrued yet unused vacation pay and a prorated portion of the annual performance bonus earned through the date of termination, in addition to any compensation and benefits accrued through such termination. Under his agreement, Mr. Hirsch is subject to a confidentiality, non-solicitation and non-competition agreement during the period he is employed and for a period of two years thereafter.

On June 30, 2009, the agreement was amended to increase his annual base salary to $166,750. Further, pursuant to the amendment, effective as of the successful registration our initial public offering: (i) so long as Mr. Hirsch had not voluntarily resigned from his employment with us, all of Mr. Hirsch's then-outstanding options, to the extent necessary, became fully vested and non-forfeitable; and (ii) so long as Mr. Hirsch was then employed by us, Mr. Hirsch was issued fully vested, non-forfeitable options to purchase 25,000 shares of our common stock at the initial public offering price (or 20,000 shares of our common stock after giving effect to the four-for-five reverse stock split of our common stock effected on September 17, 2009).

On March 22, 2010, the amended agreement was further amended to provide that in the event of a termination by us of Mr. Hirsch “without cause” (as defined in the agreement), then, in addition to any compensation and benefits accrued through such termination, and subject to his execution of a general release of claims against us, and subject to his compliance with his confidentiality, non-solicitation and non-competition agreement, Mr. Hirsch is entitled to (i) a severance payment equal to the greater of (a) the sum of his then current base salary and the average of his prior two years' annual bonus, or (b) the amount he would be entitled to receive (e.g. base salary, bonus, vacation pay) for the remainder of the term as if he remained employed until the last day of such term, payable in 12 equal monthly payments and (ii) 18 months of company-paid continuation medical benefits. In the event of a termination by the Company without cause within the time periods specified above, and subject to his execution of a general release of claims against us, and subject to his compliance with his confidentiality, non-solicitation and non-competition agreement, then Mr. Hirsch would be entitled to the severance payment of $215,300. The amendment further amended the agreement to provide that if the employment of Mr. Hirsch is terminated following a “Change in Control” (as defined in the amendment), either by the Company without cause or by Mr. Hirsch for “good reason” (as defined in the amendment), then Mr. Hirsch is entitled to the following severance terms (in addition to any compensation and benefits accrued through such termination), subject to his execution of a general release of claims against us, and subject to his compliance with his confidentiality, non-solicitation and non-competition agreement: if terminated Without Cause or for Good Reason within 12 months after a Change in Control, a lump sum payment equal to his then current base salary and the higher of (i) the average of the prior two years' annual bonus and (ii) last year's bonus. If the employment of Mr. Hirsch is terminated following a Change in Control, either by the Company Without Cause or by Mr. Hirsch for Good Reason, within the time periods specified above, and subject to his execution of a general release of claims against us, and subject to his compliance with his confidentiality, non-solicitation and non-competition agreement, then, subject to the following sentence, Mr. Hirsch would be entitled to the severance payment of $234,740. Notwithstanding the foregoing, however, the second amendment also provided for certain cutbacks of amounts owed to Mr. Hirsch in the event such payments to be made to him on account of a Change in Control was deemed to be “excess parachute payments” as defined in Section 280G of the Code and, as a result, Mr. Hirsch may not receive that total severance payment amount. Capitalized terms used in this paragraph with regard to certain employment agreements have the meaning ascribed to them in that certain employment agreement.

Mary L. Marbach

On December 2, 2009, we entered into an employment, non-competition and proprietary rights agreement with Mary L. Marbach, General Counsel, for a one-year term, automatically renewable for additional one-year terms annually, unless otherwise terminated by the employee or us. The current one-year term will continue until December 2, 2010. Ms. Marbach earns a salary of $140,000 annually, and is eligible to earn annual performance bonuses of up to $40,000, vacation and employee benefits commensurate with her position. If Ms. Marbach's employment is terminated by us without “cause” (as defined in her agreement), in addition to any compensation and benefits accrued through such termination, Ms. Marbach may, subject to her execution of a general release of claims against us, receive a lump-sum severance payment in an amount equal to the sum of one week base salary for each year served, up to a total of six weeks' base salary, accrued yet unused vacation pay and a prorated portion of the annual performance bonus earned through the date of termination, as well as up to 18 months of employee-paid continuation medical benefits. If Ms. Marbach's employment terminates due to her death or disability, she or her estate will receive a lump sum payment equal to the sum of three months' base salary, accrued yet unused vacation pay and a prorated portion of the annual performance bonus earned through the date of termination, in addition to any compensation and benefits accrued through such termination. Under her agreement, Ms. Marbach is subject to a confidentiality, non-solicitation and non-competition agreement during the period she is employed and for a period of two years thereafter. Capitalized terms used in this paragraph with regard to certain employment agreements have the meaning ascribed to them in that certain employment agreement.

Ira P. Kerker

Effective January 29, 2007, we entered into an employment, non-competition and proprietary rights agreement with Ira P. Kerker, our former Chief Executive Officer, for a one-year term, automatically renewable for additional one-year terms annually, unless otherwise terminated by the employee or us. Under the original agreement, Mr. Kerker earned a salary of $180,000 annually, quarterly bonuses of up to $10,000 and was eligible for an annual bonus, vacation and employee benefits commensurate with his position. If Mr. Kerker's employment was terminated by us without “cause” (as defined in the agreement), in addition to any compensation and benefits accrued through such termination, Mr. Kerker may, subject to his execution of a general release of claims against us, have received a lump-sum cash severance payment in an amount equal to the sum of two months' base salary for each year served, accrued yet unused vacation pay and a prorated annual bonus, as well as up to 18 months of company-paid continuation medical benefits. If Mr. Kerker's employment terminated due to his death or disability, he or his estate would have received a lump sum cash payment equal to the sum of twelve months' base salary, accrued yet unused vacation pay and a prorated annual bonus, in addition to any compensation and benefits accrued through such termination. Under his agreement, Mr. Kerker is subject to a confidentiality, non-solicitation and non-competition agreement during the period he is employed and for a period thereafter. The confidentiality and non-competition provisions extend for a two-year period following termination and the non-solicitation provision extends for a period of one year following termination. For the year ended December 31, 2008, Mr. Kerker's base salary under the agreement was increased to $194,000, and his maximum quarterly bonus for the second, third and fourth quarters of 2008 was increased to up to $17,500 per quarter.

On June 30, 2009, the original agreement was amended to increase his annual base salary to $232,800 and to increase the severance payment upon a termination of his employment by us without “cause” to an amount equal to the sum of 2.5 times his then-current annual base salary, a prorated portion of vacation pay, and a prorated portion of the aggregate cash bonus earned by Mr. Kerker for the year preceding such termination, payable in 24 equal monthly installments.. Further, pursuant to the amendment, effective as of the successful registration of our initial public offering: (i) so long as Mr. Kerker had not voluntarily resigned from his employment with us, all of Mr. Kerker's then-outstanding options, to the extent necessary, became fully vested and non-forfeitable; and (ii) so long as Mr. Kerker was then employed by us, Mr. Kerker was issued fully vested, non-forfeitable options to purchase 250,000 shares of our common stock at the initial public offering price (or 200,000 shares of our common stock after giving effect to the four-for-five reverse stock split of our common stock effected on September 17, 2009).

On March 22, 2010, the amended agreement was further amended to provide for a three-year term for Mr. Kerker commencing on March 15, 2010, renewable upon mutual agreement by us and Mr. Kerker. In addition, the amendment provided that the compensation of Mr. Kerker was to be reviewed by our Board on an annual basis (based on the original anniversary date of the effective date of the agreements, January 29, 2007) and may have been increased (but not decreased), as determined by our Board of Directors. The amendment further amended the agreement to provide, among other things, that in the event of a termination by us of Mr. Kerker “Without Cause” (as defined in the agreement) or by Mr. Kerker for “Good Reason” (as defined in the amendment), then, in addition to any compensation and benefits accrued through such termination, and subject to his execution of a general release of claims against us, and subject to his compliance with his confidentiality, non-solicitation and non-competition agreement, Mr. Kerker was entitled to receive (i) a severance payment equal to the greater of (a) 2.5 times the sum of his then current base salary and the average of the prior two years' annual bonus, or (b) the amount he would be entitled to receive (e.g. base salary, bonus, vacation pay) for the remainder of the term as if he remained employed until the last day of such term, payable in 24 equal monthly payments and (ii) 18 months of company-paid continuation medical benefits. In the event of a termination by the Company Without Cause or Mr. Kerker for Good Reason within the time periods specified above, and subject to his execution of a general release of claims against us, and subject to his compliance with his confidentiality, non-solicitation and non-competition agreement, then Mr. Kerker would be entitled to the severance payment of $1,265,625. The amendment further amended the agreement to provide that if the employment of Mr. Kerker was terminated following a “Change in Control” (as defined in the amendment), either by the Company Without Cause or by Mr. Kerker for Good Reason, then Mr. Kerker was entitled to the following severance terms (in addition to any compensation and benefits accrued through such termination), subject to his execution of a general release of claims against us, and subject to his compliance with his confidentiality, non-solicitation and non-competition agreement: if terminated Without Cause or for Good Reason within two years after a Change in Control, a lump sum payment equal to 2.99 times his then current base salary and 2.99 times the higher of (i) the average of the prior two years' annual bonus and (ii) last year's bonus. If the employment of Mr. Kerker was terminated following a Change in Control, either by the Company Without Cause or by Mr. Kerker for Good Reason, within the time periods specified above, subject to his execution of a general release of claims against us, and subject to his compliance with his confidentiality, non-solicitation and non-competition agreement, then, subject to the following sentence, Mr. Kerker would be entitled to the severance payment of $1,420,250. Notwithstanding the foregoing, however, the second amendment also provided for certain cutbacks of amounts owed to Mr. Kerker in the event such payments to be made to him on account of a Change in Control was deemed to be “excess parachute payments” as defined in Section 280G of the Code and, as a result, Mr. Kerker may not receive that total severance payment amount. Capitalized terms used in this paragraph with regard to certain employment agreements have the meaning ascribed to them in that certain employment agreement.

Richard P. Smith

Effective January 29, 2007, we entered into an employment, non-competition and proprietary rights agreement with Richard P. Smith, our former Chief Financial and Accounting Officer, for a one-year term, automatically renewable for additional one-year terms annually, unless otherwise terminated by the employee or us. Under the original agreement, Mr. Smith earned a salary of $179,500 annually, quarterly bonuses of up to $10,000 and was eligible for an annual bonus, vacation and employee benefits commensurate with his position. If Mr. Smith's employment was terminated by us without “cause” (as defined in the agreement), in addition to any compensation and benefits accrued through such termination, Mr. Smith may, subject to his execution of a general release of claims against us, have received a lump-sum cash severance payment in an amount equal to the sum of two months' base salary for each year served, accrued yet unused vacation pay and up to 18 months of company-paid continuation medical benefits. If Mr. Smith's employment terminated due to his death or disability, he or his estate would have received a lump sum cash payment equal to the sum of twelve months' base salary, accrued yet unused vacation pay and a prorated annual bonus, in addition to any compensation and benefits accrued through such termination. Under his agreement, Mr. Smith is subject to a confidentiality, non-solicitation and non-competition agreement during the period he is employed and for a period thereafter. The confidentiality and non-competition provisions extend for a two-year period following termination and the non-solicitation provision extends for a period of one-year following termination. For the year ended December 31, 2008, Mr. Smith's base salary under the agreement was increased to $193,000, and his maximum quarterly bonus for the second, third and fourth quarters of 2008 was increased to up to $17,500 per quarter.

On June 30, 2009, the original agreement was amended to increase his annual base salary to $221,950 and to increase the severance payment upon a termination of his employment by us without “cause” to an amount equal to the sum of 2.5 times his then-current annual base salary, a prorated portion of vacation pay, and a prorated portion of the aggregate cash bonus earned by Mr. Smith for the year preceding such termination, payable in 24 equal monthly installments. Further, pursuant to the amendment, effective as of the successful registration our initial public offering: (i) so long as Mr. Smith had not voluntarily resigned from his employment with us, all of Mr. Smith's then-outstanding options, to the extent necessary, became fully vested and non-forfeitable; and (ii) so long as Mr. Smith was then employed by us, Mr. Smith was issued fully vested, non-forfeitable options to purchase 162,500 shares of our common stock at the initial public offering price (or 130,000 shares of our common stock after giving effect to the four-for-five reverse stock split of our common stock effected on September 17, 2009).

On March 22, 2010, the amended agreement was further amended to provide for a two-year term commencing on March 15, 2010, renewable upon mutual agreement by us and Mr. Smith. In addition, the amendment provided that the compensation of Mr. Smith was to be reviewed by our Board on an annual basis (based on the original anniversary date of the effective date of the agreement, January 29, 2007) and may have been increased (but not decreased), as determined by our Board of Directors. The amendment further amended the agreement to provide, among other things, that in the event of a termination by us of Mr. Smith “Without Cause” (as defined in the agreement) or by Mr. Smith for “Good Reason” (as defined in the amendment), then, in addition to any compensation and benefits accrued through such termination, and subject to his execution of a general release of claims against us, and subject to his compliance with his confidentiality, non-solicitation and non-competition agreement, Mr. Smith was entitled to receive (i) a severance payment equal to the greater of (a) 2.5 times the sum of his then current base salary and the average of the prior two years' annual bonus, or (b) the amount he would be entitled to receive (e.g. base salary, bonus, vacation pay) for the remainder of the term as if he remained employed until the last day of such term, payable in 24 equal monthly payments and (ii) 18 months of company-paid continuation medical benefits. In the event of a termination by the Company Without Cause or by Mr. Smith for Good Reason within the time periods specified above, and subject to his execution of a general release of claims against us, and subject to his compliance with his confidentiality, non-solicitation and non-competition agreement, then Mr. Smith would be entitled to the severance payment of $1,200,625. The amendment further amended the agreement to provide that if the employment of Mr. Smith was terminated following a “Change in Control” (as defined in the amendment), either by the Company Without Cause or by Mr. Smith for Good Reason, and subject to his execution of a general release of claims against us, and subject to his compliance with his confidentiality, non-solicitation and non-competition agreement, then Mr. Smith was entitled to the following severance terms (in addition to any compensation and benefits accrued through such termination): if terminated Without Cause or for Good Reason within 18 months after a Change in Control, and subject to his execution of a general release of claims against us, and subject to his compliance with his confidentiality, non-solicitation and non-competition agreement, a lump sum payment equal to 2.5 times his then current base salary and 2.5 times the higher of (i) the average of the prior two years' annual bonus and (ii) last year's bonus. If the employment of Mr. Smith was terminated following a Change in Control, either by the Company Without Cause or by Mr. Smith for Good Reason, within the time periods specified above, and subject to his execution of a general release of claims against us, and subject to his compliance with his confidentiality, non-solicitation and non-competition agreement, then, subject to the following sentence, Mr. Smith would be entitled to the severance payments of $1,200,625. Notwithstanding the foregoing, however, the second amendment also provided for certain cutbacks of amounts owed to Mr. Smith in the event such payments to be made to him on account of a Change in Control was deemed to be “excess parachute payments” as defined in Section 280G of the Code and, as a result, Mr. Smith may not receive that total severance payment amount. Capitalized terms used in this paragraph with regard to certain employment agreements have the meaning ascribed to them in that certain employment agreement.

Birender S. Brar

On May 29, 2008, we entered into an employment, non-competition and proprietary rights agreement with Bobby Birender S. Brar, Vice President Supply Chain, for a one-year term, automatically renewable for additional one-year terms annually, unless otherwise terminated by the employee or us. The contract term had been automatically renewed each year since May 29, 2008, with the current one-year term scheduled to continue until May 28, 2011. Under the original agreement, Mr. Brar earned a salary of $65,000 annually, and was eligible to earn annual performance bonuses (up to $5,000 quarterly), vacation and employee benefits commensurate with his position. On the initial date of Mr. Brar's employment, he was also granted options to purchase up to 15,000 shares of our common stock at $6.00 per share (or 12,000 shares at $7.50 per share after giving effect to the four-for-five reverse stock split of our common stock effected on September 17, 2009). These options vested 20% each year on the anniversary date of Mr. Brar's employment agreement and would have been fully vested after five years. Each option has a term of nine years. Upon Mr. Brar's termination of employment for any reason, all unvested options were forfeited to us and all vested options must have been exercised within 30 days and if not exercised during the 30-day period were forfeited to us. If Mr. Brar's employment was terminated by us without “cause” (as defined in the agreement), in addition to any compensation and benefits accrued through such termination, Mr. Brar may, subject to his execution of a general release of claims against us, have received a lump-sum severance payment in an amount equal to the sum of two weeks' base salary for each year served, up to a total of six weeks' base salary, accrued yet unused vacation pay and a prorated portion of the annual performance bonus earned through the date of termination, as well as up to 18 months of employee-paid continuation medical benefits. If Mr. Brar's employment terminated due to his death or disability, he or his estate would have received a lump sum payment equal to the sum of three months' base salary accrued yet unused vacation pay and a prorated portion of the annual performance bonus earned through the date of termination, in addition to any compensation and benefits accrued through such termination. Under his agreement, Mr. Brar is subject to a confidentiality, non-solicitation and non-competition agreement during the period he is employed and for a period of two years thereafter. On July 22, 2008, the agreement was amended to increase his annual base salary to $71,500 and to increase his bonus potential by 10%. Mr. Brar was also granted options to purchase up to 30,000 options at $6.00 per share (or 24,000 shares at $7.50 per share after giving effect to the four-for-five reverse stock split of our common stock effected on September 17, 2009). On July 1, 2009, the amended agreement was further amended to increase his annual base salary to $100,000 with an annual potential bonus of $20,000. On December 1, 2009, the amended agreement was amended further to increase his annual base salary to $140,000 with an annual potential bonus of $20,000.

On March 22, 2010, the amended agreement was further amended to provide that in the event of a termination by us of Mr. Brar “Without Cause” (as defined in the agreement), then, in addition to any compensation and benefits accrued through such termination, and subject to his execution of a general release of claims against us, and subject to his compliance with his confidentiality, non-solicitation and non-competition agreement, Mr. Brar was entitled to (i) a severance payment equal to the greater of (a) the sum of his then current base salary and the average of his prior two years' annual bonus, or (b) the amount he would be entitled to receive (e.g. base salary, bonus, vacation pay) for the remainder of the term as if he remained employed until the last day of such term, payable in 12 equal monthly payments and (ii) 18 months of company-paid continuation medical benefits. In the event of a termination by the Company Without Cause within the time periods specified above, and subject to his execution of a general release of claims against us, and subject to his compliance with his confidentiality, non-solicitation and non-competition agreement, then Mr. Brar would have been entitled to the severance payment of $175,750. The amendment further amended the agreement to provide that if the employment of Mr. Brar was terminated following a “Change in Control” (as defined in the amendment), either by the Company Without Cause or by Mr. Brar for “Good Reason” (as defined in the amendment), then Mr. Brar was entitled to the following severance terms (in addition to any compensation and benefits accrued through such termination), and subject to his execution of a general release of claims against us, and subject to his compliance with his confidentiality, non-solicitation and non-competition agreement: if terminated Without Cause or for Good Reason within 12 months after a Change in Control, a lump sum payment equal to his then current base salary and the higher of (i) the average of the prior two years' annual bonus and (ii) last year's bonus. If the employment of Mr. Brar was terminated following a Change in Control, either by the Company Without Cause or by Mr. Brar for Good Reason,

within the time periods specified above, and subject to his execution of a general release of claims against us, and subject to his compliance with his confidentiality, non-solicitation and non-competition agreement, then, subject to the following sentence, Mr. Brar would be entitled to the severance payment of $175,750. Notwithstanding the foregoing, however, the second amendment also provided for certain cutbacks of amounts owed to Mr. Brar in the event such payments to be made to him on account of a Change in Control was deemed to be “excess parachute payments” as defined in Section 280G of the Code and, as a result, Mr. Brar may not receive that total severance payment amount. Capitalized terms used in this paragraph with regard to certain employment agreements have the meaning ascribed to them in that certain employment agreement.

Director Compensation

Directors who are also our employees are not separately compensated for their services as directors but are reimbursed for out-of-pocket expenses incurred in connection with providing board services. The following table summarizes compensation earned by our non-employee directors in 2010:

	Fees Earned or Paid in Cash	Option Awards	All Other Compensation		Total Compensation
Michael A. Kumin, Interim Chairman	$12,500	$—	$—		$12,500
Christopher S. Gaffney	$7,500	$—	$—		$7,500
Jeffrey M. Stibel(1)	$7,500	$—	$—		$7,500
Allen S. Josephs, M.D.	$7,500	$—	$47,520	(2)	$55,020
Lawrence A. Pabst, M.D.(3)	$18,750	$—	$—		$18,750
Robert G. Trapp, M.D.	$16,250	$—	$—		$16,250
Stewart L. Gitler(4)	$24,063	$—	$—		$24,063
Eran Ezra(5)	$10,000	$—	$—		$10,000
Michael Sheridan	$3,750	$—	$56,700	(6)	$60,450
Mark A. Jung	$7,500	$—	$13,750	(6)	$21,250

(1)	Mr. Stibel resigned from our board effective February 28, 2011.
(2)	We paid Dr. Josephs $47,520 for consulting services provided to us in 2010. He resigned from our board effective July 1, 2010.
(3)	Mr. Pabst was removed without cause from our board effective July 21, 2010.
(4)	Mr. Gitler was removed without cause from our board effective July 21, 2010.
(5)	Mr. Ezra was removed without cause from our board effective July 21, 2010.
(6)	We paid Messrs. Sheridan and Jung $56,700 and $13,750, respectively in connection with the Company's audit committee review in 2010. They resigned from our board effective January 14, 2011.

The aggregate number of shares subject to stock options outstanding at December 31, 2010 for each non-employee director was as follows:

Name	Aggregate Number of Options Awards Outstanding as of December 31, 2010 2010
Robert G. Trapp, M.D.	27,800

Cash Compensation of Non-Employee Directors in Fiscal 2010

During fiscal 2010, each of our non-employee directors received an annual retainer of $15,000 for service on the board and any committee of the board, except for the Chairman of the board, who received an annual retainer of $25,000 in lieu of the standard annual retainer of $15,000 for his services in such capacity. Directors were also reimbursed for certain expenses they incurred in connection with attendance at board and committee meetings. The Chairman of the audit committee received the additional annual compensation of $5,000 for his services as Chairman of the audit committee in fiscal 2010. The cash retainers are paid quarterly.

Equity and Non-cash Compensation of Non-Employee Directors in Fiscal 2010

The current practice of our board is to approve the grant of an option to purchase 5,000 shares of our common stock for each director. The exercise price for all options granted is 100% of the fair market value of the shares on the grant date. The options vest immediately upon grant. The Chairman of the board is also granted of an option to purchase an additional 10,000 shares of our common stock and the chairman of the audit committee is granted an additional 5,000 shares of our common stock.

As a result of the proxy solicitation and subsequent change in the Board of Directors, no option grants were awarded to non-employee directors in 2010. Each non-employee director is allotted $2,000 per year of Company product.

Compensation Committee Interlocks and Insider Participation

Our compensation committee currently consists of Messrs. Gaffney and Kumin. None of the members of our compensation committee has, at any time, served as an officer or employee of Vitacost. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock on December 31, 2010, by the following:

•	each of our directors and executive officers listed in the “Summary Compensation Table” on page 73 of this Annual Report on Form 10-K;
•	all of our directors and executive officers as a group; and
•	each person known by us to beneficially own more than 5% of our outstanding common stock.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of December 31, 2010 are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person.

Except as otherwise indicated and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person's name.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percent Beneficially Owned
Directors, Director-Nominees and Executive Officers:
Jeffrey J. Horowitz(2)	200,000	*
Stephen E. Markert, Jr.	—	*
Sonya L. Lambert(3)	295,200	1.1%
Robert D. Hirsch(4)	100,000	*
Mary L. Marbach(5)	10,180	*
Christopher S. Gaffney(6)	5,419,697	19.5%
Mark A. Jung	—	*
Michael A. Kumin(7)	20,630	*
Michael Sheridan	—	*
Jeffrey M. Stibel	—	*
Robert G. Trapp, M.D.(8)	753,926	2.7%

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percent Beneficially Owned
All current directors and executive officers as a group (11) persons(9)	6,799,633	23.8%
5% Stockholders:
Group comprised of Great Hill Investors, LLC, Great Hill Equity Partners III, L.P. and Great Hill Equity Partners IV, L.P.(10)	5,419,697	19.5%
Group comprised of Freshford Capital Management, LLC, Freshford GP, LLC and Freshford Partners, LP(11)	2,551,000	9.2%
Group comprised of Baron Capital Group, Inc., BAMCO, Inc., Baron Capital Management, Inc. and Ronald Baron(12)	2,750,000	9.9%
Jennison Associates, LLC and Prudential Financial, Inc.(13)	2,498,062	9.0%

*	Less than 1%
(1)	Except as otherwise indicated, each person may be reached at our company's address at Vitacost.com Inc., 5400 Broken Sound Boulevard, NW, Suite 500, Boca Raton, FL 33487.
(2)	Mr. Horowitz holds options to purchase 200,000 shares of common stock exercisable at $8.91 per share. All options are immediately exercisable or are exercisable within 60 days of December 31, 2010 and are included in the table above.
(3)	Ms. Lambert holds options to purchase 295,000 shares of common stock exercisable at the following prices: (i) 135,200 shares at $3.75 per share; (ii) 80,000 shares at $7.50 per share; and (iii) 80,000 at $12.00 per share. All options are immediately exercisable.
(4)	Mr. Hirsch holds options to purchase 100,000 shares of common stock exercisable at the following prices: (i) 80,000 shares of common stock exercisable at $7.50 per share; and (ii) 20,000 shares of common stick exercisable at $12.00 per share. All options are immediately exercisable.
(5)	Ms. Marbach owns 145 shares of common stock individually and 35 shares are held in trust for her minor child. Ms. Marbach holds options to purchase 10,000 shares of common stock exercisable at $9.72 per share. All options are immediately exercisable within 60 days of December 31, 2010 and are included in the table.
(6)	Mr. Gaffney owns no shares of common stock individually and holds no options to purchase shares of common stock. For additional information regarding Mr. Gaffney's beneficial ownership of shares of common stock, see note (10), below.
(7)	Mr. Kumin owns 20,630 shares of common stock.
(8)	Dr. Trapp owns 726,126 shares of common stock and holds options to purchase 27,800 shares of common stock exercisable at the following prices: (i) 10,000 at $0.16 per share; (ii) 800 at $1.88 per share; (iii) 800 at $2.50 per share; (iv) 800 at $3.13 per share; (v) 10,400 at $7.50 per share; and (vi) 5,000 at $12.00 per share. All options are immediately exercisable.
(9)	Includes shares beneficially owned by all current directors and executive officers as of December 31, 2010.
(10)	Based on the statement on Schedule 13D (Amendment No. 6) filed with the SEC on October 13, 2010, Mr. Gaffney and John G. Hayes have reported shared voting and dispositive power with respect to all 5,419,697 shares of common stock. GHI has reported shared voting and dispositive power with respect to 15,801 of such shares of common stock. GHEPIII, Great Hill Partners GP III, L.P. (“GPIII”), and GHP III, LLC (“GHPIII”), have reported shared voting and dispositive power with respect to 3,545,064 of such shares of common stock. GHEPIV, Great Hill Partners GP IV, L.P. (“GPIV”), and GHP IV, LLC (“GHPIV”), have reported shared voting and dispositive power with respect to 1,858,832 of such shares of common stock. Matthew T. Vettel has reported shared voting and dispositive power with respect to 5,404,796 of such shares of common stock. GPIII is the sole general partner of GHEPIII, and the sole general partner of GPIII is GHPIII. The sole general partner of GHEPIV is GPIV, and the sole general partner of GPIV is GHPIV. Messrs. Gaffney and Hayes are managers of GHI, and managers of the general partners of GHPIII and GHPIV, and Mr. Vettel is a manager of GHPIII and GHPIV. GPIII may be deemed to indirectly beneficially own the shares of common stock beneficially owned by GHEPIII, and GHPIII may be deemed to indirectly beneficially own the shares of common stock beneficially owned by GHEPIII and that may be deemed indirectly beneficially owned by GPIII. GPIV may be deemed to indirectly beneficially own the shares of common stock beneficially owned by GHEPIV, and GHPIV may be deemed to indirectly beneficially own the shares of common stock beneficially owned by GHEPIV and that may be deemed indirectly beneficially owned by GPIV. Each of Messrs. Gaffney and Hayes may be deemed to indirectly beneficially own the shares of common stock beneficially owned by GHI, GHPIII and GHPIV, and Mr. Vettel may be deemed to indirectly beneficially own the shares of common stock beneficially owned by GHPIII and GHPIV. Each of Messrs. Gaffney, Hayes and Vettel, GHI, GHPIII and GHPIV disclaims beneficial ownership of such shares of common stock. The address of each of the above entities and individuals is One Liberty Square, Boston, Massachusetts 02109.
(11)	Based on the statement on Schedule 13G filed with the SEC on February 14, 2011, Freshford Capital Management, LLC has reported sole voting and dispositive power with respect to 648,365 shares of common stock and shared voting and dispositive power with respect to 1,902,635 shares of common stock. Freshford GP, LLC and Freshford Partners, LP have reported shared voting and dispositive power with respect to 1,902,635 shares of common stock. Each of Freshford Capital Management, LLC, Freshford GP, LLC and Freshford Partners, LP disclaims beneficial ownership of such shares of common stock, except to the extent of his pecuniary interest therein. The address of Freshford Capital Management, LLC, Freshford GP, LLC and Freshford Partners, LP is 10 Bank Street, Suite 675, White Plains, New York 10606.
(12)	Based on the statement on Schedule 13G filed with the SEC on February 14, 2011, BAMCO, Inc., Baron Capital Group, Inc., and Ronald Baron have reported shared voting and dispositive power with respect to all such shares of common stock. Baron Small Cap Fund has reported shared voting and dispositive power with respect to any 2,325,000 shares of common stock. The address of BAMCO, Inc., Baron Capital Group, Inc. and Ronald Baron is 767 Fifth Avenue, 49th Floor, New York, New York 10153.
(13)	Based on the Schedule 13G filed with the SEC on February 11, 2011, Jennison Associates, LLC has reported Sole voting power with respect to 2,493,866 shares of common stock and shared dispositive power with respect to 2,498,062 shares of common stock. The address of Jennison Associates, LLC is 466 Lexington Avenue, New York, New York, 10017. Based on the Schedule 13G filed with the SEC on February 8, 2011, Prudential Financial, Inc. has sole voting and dispositive power with respect to 181,896 shares of common stock, shared voting power with respect to 1,278,459 shares of common stock, and shared dispositive power with respect to 2,316, 166 shares of common stock. The address of Prudential Financial, Inc. is 751 Broad Street, Newark, New Jersey, 07102-3777.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Indemnification Agreements

Our certificate of incorporation and bylaws contain provisions that limit the liability of our directors and provide for indemnification of our officers and directors to the full extent permitted under Delaware law. In addition, we have entered into separate indemnification agreements with our directors and officers that could require us to, among other things, indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. Such provisions do not, however, affect liability for any breach of a director's duty of loyalty to us or our stockholders, liability for acts or omissions not in good faith or involving active and deliberate dishonesty or knowing violations of law or liability for transactions in which the director derived an improper personal benefit, among others.

Stockholder Agreement with the Great Hill Entities

In October 2010, we entered into a Stockholder Agreement with the Great Hill Entities. The Stockholder Agreement contains certain restrictions with respect to the Great Hill Entities' ownership of our Common Stock, including, without limitation, with respect to voting, participation in third-party tender offers, affiliate transactions, board composition and sales by the Great Hill Entities of their shares of our Common Stock in privately negotiated transactions. All capitalized terms used and not defined in this “Stockholder Agreement with the Great Hill Entities” section of this proxy statement have the respective meanings assigned to them in the Stockholder Agreement.

Voting Restrictions and Obligations

The Stockholder Agreement provides that for a period of seven years (the “Voting Standstill Period”), at such time(s) as the Great Hill Entities and/or its Controlled Affiliates beneficially own more than 30% of our outstanding Common Stock (such amount in excess of 30% of our Common Stock, the “Excess Shares”), the

Great Hill Entities will vote or furnish a written consent in respect of the Excess Shares in direct proportion to the votes cast or written consents furnished by all Non-Affiliate Holders with regard to each matter submitted by us or a third party to our stockholders for their vote or written consent (the “Proportional Voting Requirement”).

The voting restrictions described above will not apply during such time as:

•	any Person or group (other than the Great Hill Entities or their Controlled Affiliates) become and are the beneficial owner of 15% or more of our outstanding Common Stock with the prior approval of the Majority Independent Board;
•	we publicly announce and are a party to a definitive agreement approved by the Majority Independent Board, providing for,
•	a merger, business combination or similar transaction,
•	a restructuring, reorganization, liquidation, dissolution or other similar transaction, or
•	the sale of all or substantially all of our assets.

In addition, the Proportional Voting Requirement will not apply with respect to certain public proxy or consent solicitations to the extent conducted by a non-Great Hill Entity.

Majority Independent Board

During the Voting Standstill Period, to the fullest extent permitted by law, the Great Hill Entities will take all lawful action to ensure that our Board is composed, at all times, of a majority of Non-Great Hill Directors.

Third-Party Tender Offer Restrictions and Obligations

With respect to any tender offer conducted by a third party and not approved or recommended by the Majority Independent Board, the Great Hill Entities will not enter into any tender commitment or voting support agreement in respect of the Excess Shares and will cause the Excess Shares to be tendered (or not tendered) in direct proportion to the manner in which all Non-Affiliate Holders tender (or do not tender) their Common Stock.

Restrictions on Affiliate Transactions

For as long as the Great Hill Entities and/or their Controlled Affiliates beneficially own any shares of our Common Stock, we will not enter into any transactions with the Great Hill Entities and/or their Controlled Affiliates, unless they are approved in advance by the Majority Independent Board.

Great Hill Entities' Board Representation

During the Voting Standstill Period and during such time as the Great Hill Entities and/or their Controlled Affiliates beneficially own at least 15% of our outstanding Common Stock:

•	the Great Hill Entities have the right to nominate two persons as directors of our company who are reasonably acceptable to the our Nominating/Corporate Governance Committee (the “Great Hill Designees,” and each, a “Great Hill Designee”); and
•	to the fullest extent permitted by law, we have agreed to take certain actions to cause the Great Hill Designees to be nominated and recommended for election to our Board.

If any Great Hill Designee serving as a director dies, resigns, is disqualified or is removed as a director, and the Great Hill Entities are then entitled to designate a Great Hill Designee, the resulting vacancy will be filled by a person nominated by the Great Hill Entities and reasonably acceptable to our Nominating/Corporate Governance Committee.

We will use our reasonable best efforts not to modify the composition of our Board in a manner that would likely result in the elimination or significant diminishment of the rights of the Great Hill Entities specified above. The foregoing does not limit our right to increase the number of directors on our Board.

Our obligation to nominate a Great Hill Designee for election as a director of Vitacost or to fill a vacancy with a successor Great Hill Designee, as described above, will terminate at such time as the Great Hill Entities and/or their Controlled Affiliates cease to beneficially own at least 15% of our outstanding Common Stock.

Private Sale Transfer Restrictions

The Great Hill Entities will provide us with written notice at least three business days prior to engaging in a Private Sale to any Person:

•	pursuant to which such Person and/or such Person's Controlled Affiliates would beneficially own 20% or more of our outstanding Common Stock, or
•	who has publicly announced an intention to:
•	influence or seek control of us or our Board, or
•	conduct a proxy or consent solicitation to (i) remove and/or elect our directors, (ii) amend or modify our certificate of incorporation or bylaws, or (iii) submit any stockholder proposal for inclusion in any of our proxy materials relating to director nominations or controlling or influencing control of us or our Board.

Such written notice, to the extent applicable, must include the identity of the proposed transferee, the proposed price per share, a summary of the material terms of the intended sale, and a summary of any agreements between the Great Hill Entities and the proposed transferee with respect to us or our Common Stock.

Reimbursement of Consent Solicitation Expenses

We agreed to reimburse the Great Hill Entities for up to $700,000 of their out-of-pocket expenses incurred in connection with the solicitation of written consents from our stockholders conducted by the Great Hill Entities, pursuant to which, on July 21, 2010, our stockholders amended our bylaws; removed, without cause, certain of our (now former) directors; and elected each of Messrs. Gaffney, Jung, Kumin and Stibel as directors of Vitacost.

Registration Rights Agreement with the Great Hill Entities and Certain of Their Affiliates

In their capacity as our affiliates, the Great Hill Entities are subject to certain restrictions on their ability to sell shares of our Common Stock currently owned and hereafter acquired (if so acquired) by them under applicable U.S. federal securities laws. The Great Hill Entities have also separately agreed with us to comply with our securities trading policies applicable to our directors and officers. Messrs. Gaffney and Kumin currently serve on our Board as the Great Hill Designees.

Concurrently with entering into the Stockholders Agreement, we entered into a Registration Rights Agreement with the Great Hill Entities and the Holders. All capitalized terms used and not defined in this “Registration Rights Agreement with the Great Hill Entities and Certain of Their Affiliates” section of this proxy statement have the respective meanings assigned to them in the Registration Rights Agreement.

Of the 5,419,697 shares of our Common Stock beneficially owned by the Holders as of the date of the Registration Rights Agreement, one-half (or 2,709,848) of such shares immediately constituted Registrable Securities and, therefore, were immediately entitled to demand and piggyback registration rights under the Registration Rights Agreement. After the expiration of 18 months until the termination of the Registration Rights Agreement, all remaining shares of our Common Stock then beneficially owned by the Holders (which includes all shares of our Common Stock acquired by the Holders, if any, subsequent to the date of the Registration Rights Agreement) will constitute Registrable Securities and are entitled to full registration rights under the Registration Rights Agreement.

Demand Registration Rights

The Registration Rights Agreement provides that, subject to certain blackout and suspension requirements and other limitations, upon the request of the Holders of a majority of Registrable Securities, we will effect the underwritten registration under the Securities Act of 1933, as amended (the “Securities Act”), of the shares of our Common Stock beneficially owned by the Holders to the extent of the aggregate limitation on the number of Registrable Securities described above.

The Holders cannot make a request for a Demand Registration for less than 50% of all Registrable Securities then owned by them and subject to the Registration Rights Agreement, and we are not required to effect (i) more than one Demand Registration during any 12-month period or (ii) more than two Demand Registrations under the Registration Rights Agreement. The Demand Registration must be in the form of an underwritten public offering only.

If the Managing Underwriter notifies us that it must limit the number of Registrable Securities that can be included in a demand registration (an “Underwriters' Maximum Number”), then:

•	we will include in such demand registration only such number of Registrable Securities that does not exceed the Underwriters' Maximum Number, and
•	such permissible number of Registrable Securities will be allocated pro rata among the Holders based on the number of Registrable Securities requested to be included by each Holder.

We may postpone a registration under the Registration Rights Agreement, or require a Holder to refrain from disposing of Registrable Securities under the registration, in either case, for no more than 90 consecutive days, if we make a good faith determination that:

•	such registration or disposition would materially interfere with any then pending or proposed material transaction, or
•	the Holder(s) are in possession of material non-public information the premature public disclosure of which we reasonably believe would not be in our best interests;

provided that we cannot suspend a registration for the reasons described above for more than 135 days in any 12-month period.

Shelf Registration Rights

Eighteen months following the date of the Registration Rights Agreement (provided that at such time we are eligible to use a short-form registration statement for a secondary offering of our securities), upon the request of Holders of a majority of the Registrable Securities, we will file a short-form registration statement under the Securities Act for the resale, from time to time, pursuant to Rule 415 under the Securities Act by the Holders of the requested number of shares of Registrable Securities of the Holders (the “Shelf Registration Statement”). We will maintain the effectiveness of the Shelf Registration Statement for 18 months (or until such earlier time as all of the Registrable Securities can be sold without restriction pursuant to Rule 144 under the Securities Act).

Piggyback Registration Rights

If we propose to register any of our securities for our own account under the Securities Act (subject to certain exceptions, including an acquisition or business combination, issuances related solely to stock options and employee benefit plans, or pursuant to a Demand Registration or shelf registration for Holders (a “Piggyback Registration”), we will be required to include Registrable Securities in each Piggyback Registration if requested to do so by any Holder in accordance with certain notice requirements in the Registration Rights Agreement. The Holders of Registrable Securities will be permitted to withdraw all or any part of their shares from any Piggyback Registration prior to the effective date of such Piggyback Registration, except as otherwise provided in a written agreement with our underwriter. Subject to certain restrictions, we can offer to include any shares of our Common Stock beneficially owned by any of our directors or executive officers in any Piggyback Registration on the same terms and conditions applicable to the Holders of the Registrable Securities.

If a Piggyback Registration is in the form of an underwritten offering, and the Managing Underwriter provides notice to us of an Underwriters' Maximum Number, then:

•	we will be entitled to include any number of our securities for our own account that does not exceed the Underwriters' Maximum Number; and

•	the number of our securities offered and sold by us for our own account, if any, that exceeds the Underwriters' Maximum Number will be allocated pro rata among the Holders and our directors and executive officers on the basis of the number of securities requested to be included by each such Person.

Most Favored Nation

We also agreed that if, at any time after the date and during the term of the Registration Rights Agreement, we enter into a registration rights agreement (or similar agreement) with any person or entity who is not a Holder and such person or entity obtains registration rights on more favorable terms than those contained in the Registration Rights Agreement, the Registration Rights Agreement will be amended for the benefit of the Holders to include such more favorable terms.

Registration Expenses; Indemnification

We will pay all of the registration costs and expenses incurred in connection with each Demand Registration, shelf registration or Piggyback Registration, as the case may be, under the Registration Rights Agreement and will reimburse the Holders for certain reasonable fees incurred by them in connection therewith. Each Holder, however, will be responsible for any underwriting fees, discounts or commissions attributable to the sale of Registrable Securities pursuant to a Registration Statement. Our obligation to pay registration expenses as described above applies irrespective of whether any sales of Registrable Securities occur pursuant to a demand, shelf or piggyback registration under the Registration Rights Agreement. We and the Holders further agreed to certain indemnification obligations with respect to liabilities which could arise and be asserted under U.S. federal securities laws.

Termination of Registration Rights

The Registration Rights Agreement will terminate on the earlier of the date that (i) the Holders no longer beneficially own any Registrable Securities or (ii) all Registrable Securities are eligible for sale without any volume or other limitations or transfer restrictions under the Securities Act.

Procedures for Related Party Transactions

Under our code of conduct and ethics, our employees, officers and directors are encouraged to avoid actual or apparent conflicts of interest between personal and corporate-related relationships. In particular, our employees, officers and directors should not participate in a personal business transaction with us in which they will receive a significant profit or gain, unless otherwise approved by our Board. Further, our employees, officers and directors should advise the Board of any prospective or existing potential conflict. Pursuant to its charter, our audit committee must then approve any related-party transactions reported to the Board. In approving or rejecting such proposed transactions, the audit committee considers the facts and circumstances available and deemed relevant to the audit committee, including the material terms of the transactions, risks, benefits, costs, availability of other comparable services or products and, if applicable, the impact on a director's independence. Our audit committee will approve only those transactions that, in light of known circumstances, are in, or are not inconsistent with, our best interests, as our audit committee determines in the good faith exercise of its discretion. A copy of our Code of Conduct and Ethics and Audit Committee Charter have been previously filed as Exhibits 14 and 99.2, respectively, to our Form S-1 filed with the SEC on June 20, 2007 and are available for review at the investor relations section of our corporate website at http://investor.vitacost.com.

Item 14. Principal Accounting Fees and Services

PricewaterhouseCoopers LLP is the Company's principal accountant for the year ended December 31, 2010. McGladrey & Pullen, LLP was the Company's principal accountant for the year ended December 31, 2009. The table below sets forth the audit fees, audit-related fees, and tax fees billed to the Company by PricewaterhouseCoopers LLP and McGladrey & Pullen, LLP for the years ended December 31, 2010 and 2009, respectively.

For purposes of the preceding table, the professional fees are classified as follows:

	2010		2009
Audit fees	$1,088,107	(1)	$175,000	(2)
Audit-related fees	—		310,035
Tax fees	—		54,463
	$1,088,107		$539,498
•	Audit Fees — (1) On March 11, 2011, McGladrey & Pullen, LLP resigned as the Company’s independent registered public accounting firm. On April 20, 2011, the Company engaged PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm, effective April 21, 2011. The Company incurred $555,608 in fees for professional services rendered by McGladrey in connection with the audit of the consolidated financial statements included in the Annual Report on Form 10 K, the review of the quarterly consolidated financial statements included in the Quarterly Reports on Form 10 Q, the assessment of the internal control assertions required by Section 404 of the Sarbanes-Oxley Act of 2002 and other SEC filings and accounting consultations on matters related to the annual audit or interim reviews. The Company incurred $532,500 in fees for professional services rendered by PricewaterhouseCoopers in connection with the audit of the consolidated financial statements included in the Annual Report on Form 10 K, the review of the quarterly consolidated financial statements included in the Quarterly Report on Form 10 Q for the three and nine month period ended September 30, 2009, the assessment of the internal control assertions required by Section 404 of the Sarbanes-Oxley Act of 2002 and other SEC filings and accounting consultations on matters related to the annual audit or interim review. (2) These amounts represent fees for professional services rendered by McGladrey in connection with the audit of the consolidated financial statements included in the Annual Report on Form 10 K
•	Audit-Related Fees — These amounts represent fees for professional services rendered for assurance and related services that traditionally are performed by the principal accountants. Specifically, the fees were incurred for services rendered in connection with the filing of the S-1, and quarterly reviews including $6,840 out of pocket expenses.
•	Tax Fees — These amounts represent fees for professional services rendered for a cost segregation and relocation study performed by professional staff of the principal accountant's tax division except those services related to the audit of the financial statements including $463 of out of pocket expenses.

Audit Committee Pre-Approval Policy

Our Audit Committee has reviewed and approved all of the fees charged by our principal accountants. The Audit Committee concluded that all services rendered during 2010 and 2009 by our principal accountants were consistent with maintaining their respective independence. As a matter of policy, we will not engage our principal accountants for non-audit services other than “audit-related services,” as defined by the SEC, certain tax services, and other permissible non-audit services as specifically approved by the chairperson of the Audit Committee and presented to the full Board at its next regular meeting. The policy also includes limits on hiring partners of, and other professionals employed by, the principal accountants to ensure that the SEC's auditor independence rules are satisfied.

Under the policy, the Audit Committee must pre-approve all services provided by our principal accountants and fees charged for these services including an annual review of audit fees, audit-related fees, tax fees, and other fees with specific dollar value limits for each category of service. The Audit Committee will also consider and, if appropriate, approve specific engagements on a case-by-case basis that are not otherwise pre-approved. Any proposed engagement that does not fit within the definition of a pre-approved service may be presented to the chairperson of the Audit Committee for approval.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Report:

1.	Financial Statements: The information concerning Vitacost’s financial statements, and Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm required by this Item is incorporated by reference herein to the section of this Report in Item 8, entitled “Financial Statements and Supplementary Data.”
2.	Financial Statement Schedule: The following financial statement schedule of Vitacost.com, Inc., for the fiscal years ended December 31, 2010, 2009 and 2008, is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Vitacost.com, Inc.

Schedule II Valuation and Qualifying Accounts

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

3.	Exhibits: See Item 15(b) below. We have filed, or incorporated into this Report by reference, the exhibits listed on the accompanying Index to Exhibits immediately following the signature page of this Form 10-K.

(b) Exhibits:

We have filed, or incorporated into the Report by reference, the exhibits listed on the accompanying Index to Exhibits immediately following the signature page of this Form 10-K.

(c) Financial Statement Schedules: See Item 15(a), above.

Item 15(A)(2) Financial Statement Schedule II

All schedules have been omitted as the requested information is inapplicable or the information is presented in the financial statements or related notes included as part of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VITACOST.COM, INC.
Dated: June 16, 2010	By: /s/ Jeffrey J. Horowitz Jeffrey J. Horowitz, Chief Executive Officer
/s/ Stephen E. Markert, Jr. Stephen E. Markert, Jr., Interim Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jeffrey Horowitz and Stephen E. Markert, Jr. each as his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Jeffrey J. Horowitz Jeffrey J. Horowitz	Chief Executive Officer (Principal Executive Officer)	June 16, 2011
/s/ Stephen E. Markert Jr. Stephen E. Markert Jr.	Interim Chief Financial Officer (Principal Financial Officer)	June 16, 2011
/s/ Michael Kumin Michael Kumin	Director (Interim Chairman of the Board)	June 16, 2011
/s/ Christopher Gaffney Christopher Gaffney	Director	June 16, 2011
/s/ Stuart Goldfarb Stuart Goldfarb	Director	June 16, 2011
/s/ Edwin J. Kozlowski Edwin J. Kozlowski	Director	June 16, 2011
/s/ Robert G. Trapp Robert G. Trapp	Director	June 16, 2011

EXHIBIT INDEX

Exhibit Number	Exhibits
3(i)(1)	Amended and Restated Certificate of Incorporation of the Registrant(1)
3(i)(2)	Amendment to Amended and Restated Certificate of Incorporation of the Registrant(2)
3(ii)(1)	Amended and Restated Bylaws of the Registrant(3)
3(ii)(2)	Amendment to Amended and Restated Bylaws of Vitacost.com, Inc. effective July 21, 2010(7)
4.1	Specimen of Common Stock Certificate(2)
†4.2	Form of Nonstatutory Stock Option Agreement(1)
†4.3	Form of Incentive Stock Option Agreement(5)
4.4	Certificate of Designation with respect to the Series A Junior Participating Preferred Stock, $0.00001 par value, of Vitacost.com, Inc.(8)
4.5	Rights Agreement dated March 24, 2010, between Vitacost.com, Inc. and Mellon Investor Services LLC, as Rights Agreement(8)
4.6	Stockholder Agreement dated as of October 8, 2010 by and between the Registrant and Great Hill Investors, LLC, Great Hill Equity Partners III, L.P. and Great Hill Partners IV, L.P.(12)
4.7	Registration Rights Agreement dated as of October 8, 2010 by and between the Registrant and Great Hill Investors, LLC, Great Hill Equity Partners III, L.P. and Great Hill Partners IV, L.P.(13)
†10.1	2000 Stock Option Plan(1)
†10.2	2007 Stock Award Plan(5)
†10.14	Second Amendment to Employment, Non-Competition and Proprietary Rights Agreement between Vitacost.com, Inc. and Sonya L. Lambert dated as of March 22, 2010(8)
†10.15	Second Amendment to Employment, Non-Competition and Proprietary Rights Agreement between Vitacost.com, Inc. and Robert D. Hirsch dated as of March 22, 2010(8)
10.16	Stockholder Agreement dated October 8, 2010, between Vitacost.com, Inc. and Great Hill Investors, LLC, Great Hill Equity Partners III, L.P. and Great Hill Equity Partners IV, L.P.(9)
10.17	Registration Rights Agreement dated October 8, 2010, between Vitacost.com, Inc. and Great Hill Investors, LLC, Great Hill Equity Partners III, L.P., Great Hill Partners GP III, L.P., GHP III, LLC, Great Hill Equity Partners IV, L.P., Great Hill Partners GP IV, L.P., and GHP IV, LLC(9)
†10.18	Employment Agreement dated October 19, 2010, between Vitacost.com, Inc. and Stephen E. Markert, Jr.(10)
†10.19	Employment Agreement dated February 16, 2011, between Vitacost.com, Inc. and Jeffrey Horowitz(11)
14	Vitacost.com, Inc. Code of Conduct and Ethics(4)
16.1	Letter dated March 17, 2011 from McGladrey & Pullen, LLP to the Securities and Exchange Commission regarding change in certifying accountant.(14)
**21	List of Subsidiaries of Registrant
**23.1	Consent of Independent Registered Certified Public Accounting Firm
**23.2	Consent of Independent Registered Public Accounting Firm
**31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification of Chief Executive Officer and Chief Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an Exhibit to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 20, 2007.
(2)	Filed as an Exhibit to Amendment No. 7 of Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 21, 2009.

(3)	Filed as an Exhibit to Registrant’s Amendment No. 5 of Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2009.
(4)	Filed as an Exhibit to Registrant’s Amendment No. 4 of Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 28, 2009.
(5)	Filed as an Exhibit to Registrant’s Amendment No. 3 of Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 12, 2009.
(6)	Filed as Exhibit 16.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 17, 2011.
(7)	Filed as an Exhibit to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 21, 2010.
(8)	Filed as an Exhibit to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 25, 2010
(9)	Filed as an Exhibit to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 13, 2010.
(10)	Filed as an Exhibit to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2010.
(11)	Filed as an Exhibit to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 22, 2011.
(12)	Filed as Exhibit 10.37 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 13, 2010.
(13)	Filed as Exhibit 10.38 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 13, 2010.
**	Included herewith
†	Denotes a management contract or compensatory plan or arrangement.