Form 10-Q
period 2011-03-31
Vitacost.com, Inc.
filed 2011-06-16
CIK 1401688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☐    No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter time period that the registrant was required to submit and post such files).   Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No ☒ .

As of June 16, 2011, the registrant has 27,790,453 shares of common stock outstanding.

Vitacost.com, Inc. Form 10-Q

EXPLANATORY NOTE

Along with this delayed Quarterly Report on Form 10-Q, Vitacost.com, Inc., or Vitacost is also filing with the Securities and Exchange Commission, or SEC, its delayed Annual Report on Form 10-K for the period ended December 31, 2010 and its delayed Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

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

On June 16, 2011, we filed this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2010 and our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

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

Vitacost.com, Inc.
Consolidated Balance Sheets
(unaudited)

	As of
Assets	March 31, 2011	December 31, 2010
Current Assets
Cash and cash equivalents	$14,451,133	$14,592,803
Securities available-for-sale	8,780,230	10,912,392
Accounts receivable	1,298,825	440,033
Other receivables	511,532	1,087,311
Inventory	28,536,693	29,827,929
Prepaid expenses	1,895,441	1,361,230
Other assets	3,539,515	3,553,089
Total current assets	59,013,369	61,774,787

Property and equipment, net	37,811,231	38,011,314
Goodwill	2,200,000	2,200,000
Intangible assets, net	3,823	4,946
Deposits	429,727	114,308

Total assets	$99,458,150	$102,105,355

Liabilities and Stockholders' Equity
Current Liabilities
Current maturities of notes payable	$29,700	$58,888
Accounts payable	24,095,798	26,533,204
Deferred revenue	3,188,607	2,134,305
Accrued expenses	11,524,070	10,671,865
Total current liabilities	38,838,175	39,398,262

Deferred tax liability	521,389	521,389
Total liabilities	$39,359,564	$39,919,651

Stockholders' Equity
Preferred stock, par value $.00001 per share; authorized 25,000,000;
no shares issued and outstanding at	—	—
March 31, 2011 and December 31, 2010
Common stock, par value $.00001 per share; authorized 100,000,000;
27,790,453 and 27,780,453 shares issued and outstanding at
March 31, 2011 and December 31, 2010, respectively	278	278
Additional paid-in capital	74,950,908	74,829,972
Accumulated other comprehensive loss	(5,763)	(20,207)
Accumulated deficit	(14,846,837)	(12,624,339)
Total stockholders' equity	60,098,586	62,185,704
Total liabilities and stockholders' equity	$99,458,150	$102,105,355

The accompanying notes are an integral part of these consolidated financial statements.

Vitacost.com, Inc.
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended
	March 31,
	2011	2010

Net sales	$63,762,078	$57,176,143
Cost of goods sold	48,395,264	41,066,877
Gross profit	15,366,814	16,109,266

Operating expenses:
Fulfillment	4,941,392	3,690,378
Sales and marketing	5,139,373	3,746,477
General and administrative	7,485,417	4,883,953
	17,566,182	12,320,808

Operating (loss) income	(2,199,368)	3,788,458

Other income (expense):
Interest income	14,879	28,509
Interest expense	(2,474)	(127,120)
Other income	1,903	11,599
	14,308	(87,012)
(Loss) income before income taxes	(2,185,060)	3,701,446
Income tax expense	(37,438)	(1,196,123)
Net (loss) income	$(2,222,498)	$2,505,323

Basic per share information:
Net (loss) income available to common stockholders	$(0.08)	$0.09
Weighted average shares outstanding	27,790,009	27,552,122

Diluted per share information:
Net (loss) income available to common stockholders	$(0.08)	$0.09
Weighted average shares outstanding	27,790,009	28,528,604

The accompanying notes are an integral part of these consolidated financial statements.

Vitacost.com, Inc.
Consolidated Statements of Stockholders' Equity and Comprehensive Income
(unaudited)

			Additional	Accumulated Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (loss)	Deficit	Total
Balance, December 31, 2010	27,780,453	$278	$74,829,972	$(20,207)	$(12,102,950)	$62,707,093
Comprehensive income:						-
Net loss	-	-	-	-	(2,222,498)	(2,222,498)
Unrealized gain related to						-
securities available-for-sale	-	-	-	14,444	-	14,444
Comprehensive loss						(2,208,054)
Stock options exercised	10,000	0.01	1,560	-	-	1,560
Stock-based compensation
expense	-	-	99,438	-	-	99,438
Income tax benefit from stock
options exercised	-	-	19,938	-	-	19,938
Balance, March 31, 2011	27,790,453	$278	$74,950,908	$(5,763)	$(14,325,448)	$60,619,975

The accompanying notes are an integral part of these consolidated financial statements.

Vitacost.com, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended March 31,
	2011	2010
Cash Flows From Operating Activities
Net (loss) income	$(2,222,498)	$2,505,323
Adjustments to reconcile net (loss) income to net cash
provided by (used in) operating activities:
Depreciation	1,491,327	1,081,691
Amortization of intangibles	1,123	1,125
Amortization of premium on debt securities available-for-sale	51,114	154,472
Realized gain on the sale of securities available-for-sale	(1,883)	-
Change in fair value of interest rate swap	-	13,327
Stock-based compensation expense	99,438	156,470
Deferred taxes	-	393,889
Provision for inventory reserve	-	-
Loss on disposition of property and equipment and other assets	16,478	-
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(858,792)	(246,166)
Other receivables	575,779	(146,345)
Inventory	1,291,236	96,092
Prepaid expenses	(534,211)	(944,422)
Other assets	13,574	-
Increase (decrease) in:
Accounts payable	(2,437,406)	2,013,555
Deferred revenue	1,054,302	(1,029,434)
Accrued expenses	852,205	1,085,094
Income taxes payable	-	315,274
Net cash (used in) provided by operating activities	(608,214)	5,449,945
Cash Flows From Investing Activities
Payments for the purchase of property and equipment	(1,307,722)	(6,434,123)
Decrease (increase) in deposits	(315,419)	116,629
Purchases of securities available-for-sale	-	(3,688,550)
Proceeds from maturities of securities available-for-sale	2,097,375	3,700,000
Net cash provided by (used in) investing activities	474,234	(6,306,044)
Cash Flows From Financing Activities
Principal payments on notes payable	(29,188)	(273,943)
Net repayments on line of credit	-	(19,001)
Repayments on capital lease obligation	-	(16,739)
Proceeds from the exercise of stock options	1,560	755,056
Tax benefit from stock based compensation	19,938	388,160
Net cash (used in) provided by financing activities	(7,690)	833,533
Net decrease	(141,670)	(22,566)
Cash and cash equivalents:
Beginning of year	14,592,803	8,658,157
Ending of period	$14,451,133	$8,635,591

(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

Vitacost.com, Inc.
Consolidated Statements of Cash Flows (continued)
(unaudited)
	For the Three Months Ended March 31,
	2011	2010
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest, net of amount capitalized	$2,474	$113,793
Income taxes	$-	$100,000

Supplemental Schedule of Noncash Investing and Financing Activities
Equipment purchased not yet paid	$1,707,689	$2,405,500
Application of deposits towards purchases of equipment	$-	$4,380,875

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

Basis of Presentation: The accompanying unaudited consolidated financial statements of Vitacost as of March 31, 2011, and for the three months ended March 31, 2011, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information along with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) for annual financial statements. In management’s opinion, Vitacost has made all adjustments (consisting of normal, recurring and non-recurring adjustments) during the quarter that were considered necessary for the fair presentation of the financial position and operating results of the Company. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. In addition, the results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2011, or for any other period. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes, together with management’s discussion and analysis of financial position and results of operations contained in Vitacost’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “Form 10-K”) filed alongside this Quarterly Report on Form 10-Q.

Reclassifications on the 2010 Consolidated Balance Sheet, Consolidated Statements of Operations, and Consolidated Statements of Cash Flows have been made to conform to the 2011 presentation.

Principles of consolidation: The consolidated financial statements include the accounts of Vitacost and any wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Earnings per share: The Company computes earnings per share by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by giving effect to all potentially dilutive common shares, including stock options. The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
Weighted-average shares outstanding - basic	27,790,009	27,552,122
Effect of dilutive securities	-	976,482
Weighted-average shares outstanding - diluted	27,790,009	28,528,604

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

	Three Months Ended March 31,
	2011	2010
Antidilutive common stock equivalents excluded
from diluted earnings per share	2,379,579	-

Securities available-for-sale: Available-for-sale securities consist of investment grade municipal debt securities not classified as trading or held-to-maturity.  Available-for-sale securities are stated at fair value and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity.  Premiums and discounts on investments in debt securities are amortized over the contractual lives of those securities.  The method of amortization results in a constant effective yield on those securities (the interest method).  Interest on debt securities is recognized in income as earned.  Realized gains and losses, including losses from declines in value of specific securities determined by management to be other-than-temporary, are included in income.  Realized gains and losses are determined on the basis of the average cost of the securities sold. The aggregate fair value of securities available-for-sale as of March 31, 2011 and December 31, 2010 was $8,780,230 and $10,912,392 respectively, which approximates cost.

The fair value of available-for-sale securities by contractual maturity as of March 31, 2011, was as follows:

March 31,
2011
Due within one year	$5,690,880
Due after one year through three years	3,089,350
$8,780,230

Fair value of financial instruments: The Financial Accounting Standards Board (“FASB”) issued authoritative guidance that defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. The guidance applies to all assets and liabilities that are being measured and reported on a fair value basis. It requires new disclosure that establishes a framework for measuring fair value in GAAP and expands disclosure about fair value measurements. This guidance enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The guidance requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

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

Note 2.      Inventory

Inventory consists of the following as of March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010
Raw materials	$3,405,829	$2,898,955
Work in process	3,402,958	4,585,946
Finished goods	21,727,905	22,343,028
	$28,536,693	$29,827,929

Note 3.      Property and Equipment

Property and equipment consists of the following as of March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010
Buildings and building improvements	$12,202,052	$8,072,716
Furniture, fixtures and equipment	21,200,554	20,830,220
Computers	2,524,002	2,334,427
Software	7,092,032	5,836,948
Leasehold improvements	2,451,146	2,379,597
Land	460,000	460,000
	45,929,786	39,913,908
Less accumulated depreciation	(11,978,636)	(10,488,361)
	33,951,150	29,425,547
Construction-in-progress	3,860,081	8,585,767
	$37,811,231	$38,011,314

The increases to buildings and building improvements were primarily related to the expansion of the Company’s Lexington, North Carolina distribution facility that was completed during the first quarter of 2011.

Construction-in-progress was primarily related to the expansion of the Company’s Lexington, North Carolina distribution facility for equipment and information technology enhancements. The project is expected to be completed in 2011.

Note 4.      Stock Option Plan

A summary of our stock option activity related to common stock for the three months ended March 31, 2011 and 2010 is as follows:

	2011		2010
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of period	2,717,530	$6.42	2,745,880	$5.67
Granted	-	-	247,250	9.72
Exercised	(10,000)	0.16	(212,100)	3.56
Forfeited	(3,000)	9.72	-	-
Outstanding at period end	2,704,530	$6.44	2,781,030	$6.19
Exercisable at period end	2,379,579	$6.11	2,168,378	$5.67

As of March 31, 2011 and March 31, 2010, there was approximately $1,623,210 and $2,480,900, respectively, of total unrecognized compensation cost, net of estimated forfeitures related to stock options granted under the Company’s stock incentive plan, which is expected to be recognized over a weighted average period of 2.17 and 0.80 years, respectively.

During the quarter ended March 31, 2011, the Company recorded an out of period adjustment to reduce stock-based compensation expense by approximately $220,000 to reflect a change in its forfeiture rate assumption for non-executives. The adjustment, both individually and in the aggregate, was not material to any of the prior years’ financial statements and is not expected to be material to the full year 2011 financial statements.

Note 5.     Contingencies

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

The Company records provisions in its consolidated financial statements for pending litigation when it determines that an unfavorable outcome is probable and the amount of loss can be reasonably estimated. As of March 31, 2011, the Company has concluded that it is not probable that a loss has been incurred and is unable to estimate the possible loss or range of loss that could result from an unfavorable verdict. Therefore, the Company has not provided any amounts in the consolidated financial statements for an unfavorable outcome. The Company believes, and has been so advised by counsel, that it has meritorious defenses to the complaint pending against it and will vigorously defend against it. It is possible that the Company’s consolidated balance sheets, statements of operations, or cash flows could be materially adversely affected by an unfavorable outcome.

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

Note 6.      Income Taxes

The effective tax rate for the period ending March 31, 2011 was (1.7%) compared to 32.3% for the period ending March 31, 2010. The change is primarily related to the valuation allowance that was recorded during the period.

The Company evaluates its deferred tax assets on a regular basis to determine if valuation allowances are required. In its evaluation, the Company considers taxable loss carryback availability, expectations of sufficient future taxable income, trends in earnings, existence of taxable income in recent years, the future reversal of temporary differences and the available tax planning strategies that could be implemented, if required.  Valuation allowances are established based on the consideration of all available evidence using a more likely than not standard.  Based on the Company’s evaluation, a valuation allowance of $752,911 was established against its net deferred tax assets as of March 31, 2011. This amount is in addition to the $6,352,312 valuation allowance that was recorded as of December 31, 2010. The Company’s deferred tax assets for which it has not established a valuation allowance relate to amounts than can be realized through future reversals of existing taxable temporary differences. The Company’s valuation allowance will be reversed if and when it becomes more likely than not that the Company can generate sufficient taxable income in the future to utilize the tax benefits of the related deferred tax assets.

Note 7.      Subsequent Events

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

Sources of Revenue

We derive our revenue principally through the sale of product and freight billed to customers associated with the shipment of product. Our primary source of revenue is the sale of products. For the three months ended March 31, 2011, product net sales accounted for approximately 93% of our total net sales with freight comprising the remainder. The ratio of product sales and freight remains unchanged compared to the three months ended March 31, 2010.

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

Results of Operations

The following table sets forth certain condensed consolidated statements of operation data as a percentage of net sales for the three months ended March 31, 2011 and 2010, respectively:

	Three Months Ended
	March 31,
	(unaudited)
	2011	2010
Net sales	100.0%	100.0%
Cost of goods sold	75.9	71.8
Gross profit	24.1	28.2
Operating expenses:
Fulfillment	7.7	6.5
Sales and marketing	8.1	6.6
General and administrative	11.7	8.5
Total operating expense	27.5	21.5
Operating (loss) income	(3.4)	6.6
Net (loss) income	(3.5)%	4.4%

Comparison of Three Months Ended March 31, 2011 to Three Months Ended March 31, 2010

	Three Months Ended
	March 31,		$	%
	(unaudited)		Increase	Increase
	2011	2010	(Decrease)	(Decrease)
Third-party products	$45,294,142	$37,147,822	$8,146,320	21.9%
Proprietary products	15,750,007	15,889,422	(139,415)	(0.9)
Freight	2,717,929	4,138,899	(1,420,970)	(34.3)
Net sales	63,762,078	57,176,143	6,585,935	11.5
Cost of goods sold	48,395,264	41,066,877	7,328,387	17.8
Gross profit	$15,366,814	$16,109,266	$(742,452)	(4.6	) %

Note: Advertising fees included in third party products	$1,000	$343,000

Net Sales. Net sales increased $6.6 million, or 11.5%, to $63.8 million for the three months ended March 31, 2011. Net sales of our third-party products increased $8.1 million, or 21.9% to $45.3 million for the three months ended March 31, 2011. Third-party products include advertising and fees earned from affiliate programs of an insignificant amount for the three months ended March 31, 2011 and $0.3 million for the three months ended March 31, 2010. Net sales of our proprietary products remained relatively flat for the three months ended March 31, 2011 as compared to the same period in the prior year. Freight decreased $1.4 million, or 34.3%, to $2.7 million for the three months ended March 31, 2011.

The increase in net sales was primarily the result of an increase in our customer base and the number of shipped orders compared to the three months ended March 31, 2010. Sales growth was negatively impacted by an increased competitive environment, which began in 2010 when many of our competitors began offering deep discounts. We expect our competitors will continue to offer discounts at certain times each quarter especially at the end of a quarter. We responded with increased promotional activities including “free shipping” and other discounts on both proprietary and third-party products. The shift to third-party products is primarily due to the expansion of third-party stock keeping units ("SKUs") while our proprietary product SKU’s remained flat compared to the three months ended March 31, 2010.

Cost of Goods Sold. Cost of goods sold increased $7.3 million, or 17.8%, to $48.4 million for the three months ended March 31, 2011. As a percentage of net sales, cost of goods sold increased to 75.9% for the three months ended March 31, 2011 from 71.8% for the three months ended March 31, 2010 primarily due to a shift in product mix to higher cost third-party products.

Gross Profit. As a result of the changes discussed in net sales and cost of goods sold, gross profit decreased $0.7 million, or 4.6%, to $15.4 million for the three months ended March 31, 2011 and gross profit as a percentage of net sales decreased to 24.1% for the three months ended March 31, 2011 from 28.2% for the three months ended March 31, 2010.

Fulfillment. Fulfillment expense increased $1.3 million, or 33.9%, to $4.9 million for the three months ended March 31, 2011. As a percentage of net sales, fulfillment expense increased to 7.7% for the three months ended March 31, 2011 from 6.5% for the three months ended March 31, 2010. The increase in fulfillment expense was primarily attributable to higher costs at both our expanded Las Vegas, Nevada and Lexington, North Carolina distribution centers as a result of operating inefficiencies. The operating inefficiencies were primarily attributable to temporary warehouse systems optimization problems and a significant unanticipated shift to products requiring special handling (e.g. liquids and glass packaging) resulting in higher labor costs. These inefficiencies began in 2010 and continued through and into the three months ended March 31, 2011. We understand the requirements to reduce these inefficiencies and have been making the appropriate modifications to address them.

Sales and Marketing. Sales and marketing expense increased $1.4 million, or 37.2%, to $5.1 million for the three months ended March 31, 2011. As a percentage of net sales, expenses increased to 8.1% for the three months ended March 31, 2011 from 6.6% for the three months ended March 31, 2010. The increase was primarily due to an increase in online advertising of $1.8 million and depreciation expense of $0.1 million; partially offset by a decrease in print advertising of $0.5 million.

General and Administrative. General and administrative expenses increased $2.6 million, or 53.3%, to $7.5 million for the three months ended March 31, 2011. As a percentage of net sales, expenses increased to 11.7% for the three months ended March 31, 2011 from 8.5% for the three months ended March 31, 2010. Included in the 2011 amount were $0.6 million in expenses primarily related to the equity capitalization issue described in Part I, Item I, Note 5 Contingencies, of this Quarterly Report on Form 10-Q and the strategic review. Excluding the $0.6 million in expenses mentioned above, general and administrative expenses increased $2.0 million period-over-period. The increase was due to increased labor expenses of $1.1 million, increased credit card fees of $0.2 million due to higher sales, increased depreciation and amortization expense of $0.1 million, and an additional $0.6 million in on-going expenses.

Income Tax (expense). In our continuing assessment of the need for a valuation allowance, in accordance with applicable guidance, we considered our cumulative pre-tax loss after three years, adjusting for permanent items and the potential for accumulated taxable losses in 2011, given our first quarter results. Accordingly, we considered our pattern of recent losses and potential losses in 2011 to be relevant to our analysis. As a result of our assessment, we concluded that a valuation allowance of $0.8 million was needed for the three months ended March 31, 2011, in addition to the $6.3 million that was recorded for the year ended December 31, 2010.

Income tax expense decreased $1.2 million, or 96.9%, to an insignificant amount for the three months ended March 31, 2011. This was a result of recognizing a loss before income taxes of $2.2 million and the additional valuation allowance of $0.8 million for the three months ended March 31, 2011 compared to an income before income taxes of $3.7 million for the same period in the prior year.

Liquidity and Capital Resources The significant components of our working capital are cash and cash equivalents, securities available-for-sale, inventory and accounts receivable, primarily from credit card processors, reduced by accounts payable, and accrued expenses. Cash and cash equivalents consist of cash and money market accounts.  The working capital characteristics of our business allow us to collect cash from sales to customers within a few business days of the related sale. In 2010 and 2011, we experienced a tightening of credit terms with our suppliers related to the legal proceedings discussed in Part I, Item I, Note 5 Contingencies, of this Quarterly Report on Form 10-Q. At March 31, 2011, we had approximately $14.5 million in cash and cash equivalents and approximately $8.8 million of securities available-for-sale and a working capital surplus of approximately $20.2 million compared to approximately $14.6 million in cash and cash equivalents and approximately $10.9 million of securities available-for-sale and a working capital surplus of approximately $22.4 million at December 31, 2010.

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

Additional capital expenditures for the build-out and improvements of our North Carolina distribution facility and information technology enhancements to improve warehousing optimization in 2011 could range from $3.0 million to $5.0 million.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP.

The preparation of these financial statements requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. Critical accounting policies are those that are the most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our most critical accounting policies pertain to revenue recognition, income taxes, stock-based compensation, contingences, inventories, and goodwill. In applying such policies, we exercise our best judgment and best estimates. For a further discussion of these Critical Accounting Policies and Estimates, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on June 16, 2011 for the year ended December 31, 2010.

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

As of the end of the period covered by this Form 10-Q, we evaluated, under the supervision and with the participation of our Chief Executive Officer and Interim Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon this evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Refer to Note 5 Contingencies, of our consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q for a discussion on the nature of the legal proceedings against us, which is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2010, which we hereby incorporate by reference into this Quarterly Report on Form 10-Q, and which could materially affect our business, financial condition or operating results.  While we  believe that there have been no material changes from the risk factors previously disclosed on our Annual Report on Form 10-K, the risks described in our Annual Report on Form 10-K are not the only risks facing the Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	[REMOVED AND RESERVED.]

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits

10.1	Employment Agreement dated February 16, 2011 between Vitacost.com, Inc. and Jeffrey Horowitz.(1)
*31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(1) Filed as an exhibit to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 22, 2011. * Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VITACOST.COM, INC.

/s/ Jeffrey J. Horowitz
Name: Jeffrey J. Horowitz
Title: Chief Executive Officer

/s/ Stephen E. Markert, Jr.
Name: Stephen E. Markert, Jr.
Title: Interim Chief Financial Officer

Date: June 16, 2011

INDEX TO EXHIBITS

Exhibits

10.1	Employment Agreement dated February 16, 2011 between Vitacost.com, Inc. and Jeffrey Horowitz.(1)
*31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(1) Filed as an exhibit to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 22, 2011. * Filed herewith.