Form 10-Q
period 2011-06-30
Vitacost.com, Inc.
filed 2011-08-09
CIK 1401688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 9, 2011, the registrant has 27,834,553 shares of common stock outstanding.

Vitacost.com, Inc. Form 10-Q

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

 Vitacost.com, Inc.
Consolidated Balance Sheets
(unaudited)

	As of
Assets	June 30, 2011	December 31, 2010
Current Assets
Cash and cash equivalents	$16,282,051	$11,951,643
Securities available-for-sale	-	10,912,392
Accounts receivable, net	1,467,237	440,033
Other receivables	243,413	1,087,311
Inventory	31,922,727	29,827,929
Prepaid expenses	1,941,907	1,361,230
Other assets	2,661,045	3,553,089
Total current assets	54,518,380	59,133,627

Property and equipment, net	36,922,325	38,011,314
Goodwill	2,200,000	2,200,000
Intangible assets, net	2,698	4,946
Deposits	271,254	114,308
Total assets	$93,914,657	$99,464,195

Liability and Stockholders' Equity
Current Liabilities
Current maturities of notes payable	$-	$58,888
Accounts payable	26,278,433	23,892,044
Deferred revenue	2,907,032	2,134,305
Accrued expenses	7,531,698	10,671,865
Total current liabilities	36,717,163	36,757,102

Deferred tax liability	547,678	521,389
Total liabilities	$37,264,841	$37,278,491

Commitments and contingencies

Stockholders' Equity
Preferred stock, par value $.00001 per share; authorized 25,000,000;
no shares issued and outstanding at
June 30, 2011 and December 31, 2010, respectively	-	-
Common stock, par value $.00001 per share; authorized 100,000,000;
27,790,953 and 27,780,453 shares issued and outstanding at
June 30, 2011 and December 31, 2010, respectively	278	278
Additional paid-in capital	75,196,017	74,829,972
Accumulated other comprehensive loss	-	(20,207)
Accumulated deficit	(18,546,479)	(12,624,339)
Total stockholders' equity	56,649,816	62,185,704
Total liabilities and stockholders' equity	$93,914,657	$99,464,195

The accompanying notes are an integral part of these consolidated financial statements.

 Vitacost.com, Inc.
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net sales	$65,891,237	$53,951,899	$129,653,315	$111,128,043
Cost of goods sold	51,418,616	39,983,123	99,813,880	81,050,000
Gross profit	14,472,621	13,968,776	29,839,435	30,078,043

Operating expenses:
Fulfillment	5,094,700	4,394,844	10,036,092	8,085,222
Sales and marketing	5,236,919	5,130,997	10,376,292	8,877,474
General and administrative	7,807,531	6,442,961	15,292,949	11,326,912
	18,139,150	15,968,802	35,705,333	28,289,608

Operating (loss) income	(3,666,529)	(2,000,026)	(5,865,898)	1,788,435

Other income (expense):
Interest income	7,727	32,360	22,606	60,869
Interest expense	(241)	(150,136)	(2,715)	(277,256)
Other income	3,450	4,482	5,353	16,079
	10,936	(113,294)	25,244	(200,308)
(Loss) income before income taxes	(3,655,593)	(2,113,320)	(5,840,654)	1,588,127
Income tax (expense) benefit	(44,048)	692,060	(81,486)	(504,063)
Net (loss) income	$(3,699,641)	$(1,421,260)	$(5,922,140)	$1,084,064

Basic per share information:
Net (loss) income available to common stockholders	$(0.13)	$(0.05)	$(0.21)	$0.04
Weighted average shares outstanding	27,790,491	27,730,690	27,790,251	27,642,960

Diluted per share information:
Net (loss) income available to common stockholders	$(0.13)	$(0.05)	$(0.21)	$0.04
Weighted average shares outstanding	27,790,491	27,730,690	27,790,251	28,448,891

The accompanying notes are an integral part of these consolidated financial statements.

 Vitacost.com, Inc.
Consolidated Statements of Stockholders' Equity and Comprehensive Income
(unaudited)

			Additional	Accumulated Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
Balance, December 31, 2010	27,780,453	$278	$74,829,972	$(20,207)	$(12,624,339)	$62,185,704
Comprehensive income:						-
Net loss	-	-	-	-	(5,922,140)	(5,922,140)
Unrealized gain related to						-
securities available-for-sale	-	-	-	20,207	-	20,207
Comprehensive loss						(5,901,933)
Stock options exercised	10,500	-	3,122	-	-	3,122
Stock-based compensation
expense	-	-	342,726	-	-	342,726
Income tax benefit from stock
options exercised	-	-	20,197	-	-	20,197
Balance, June 30, 2011	27,790,953	$278	$75,196,017	$-	$(18,546,479)	$56,649,816

The accompanying notes are an integral part of these consolidated financial statements.

Vitacost.com, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months Ended June 30,
	2011	2010
Cash Flows From Operating Activities
Net (loss) income	$(5,922,140)	$1,084,064
Adjustments to reconcile net (loss) income to net cash
(used in) provided by operating activities:
Depreciation	3,023,405	2,403,344
Amortization of intangibles	2,248	2,250
Amortization of premium on debt securities available-for-sale	72,016	334,631
Realized gain on the sale of securities available-for-sale	(779)	-
Change in fair value of interest rate swap	-	48,475
Stock-based compensation expense	342,726	349,473
Deferred taxes	26,289	83,970
Loss on disposition of property and equipment and other assets	32,323	-
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(1,027,204)	(115,210)
Other receivables	843,898	(52,369)
Inventory	(2,094,798)	(2,506,179)
Prepaid expenses	(580,677)	(827,892)
Other assets	892,044	-
Increase (decrease) in:
Accounts payable	2,386,389	5,922,578
Deferred revenue	772,727	(1,164,891)
Accrued expenses	(3,140,167)	1,915,614
Income taxes payable	-	(51,221)
Net cash (used in) provided by operating activities	(4,371,700)	7,426,637
Cash Flows From Investing Activities
Proceeds from disposition of property, equipment and intangible assets	-	14,057
Payments for the purchase of property and equipment	(1,966,738)	(9,928,862)
Decrease (increase) in deposits	(156,946)	83,685
Purchases of securities available-for-sale	-	(12,022,343)
Proceeds from maturities of securities available-for-sale	10,861,362	12,305,000
Net cash provided by (used in) investing activities	8,737,678	(9,548,463)
Cash Flows From Financing Activities
Principal payments on notes payable	(58,888)	(548,790)
Net repayments on line of credit	-	(2,136,108)
Repayments on capital lease obligation	-	(30,517)
Proceeds from the exercise of stock options	3,122	847,117
Tax benefit from stock based compensation	20,197	532,724
Net cash used in financing activities	(35,569)	(1,335,574)
Net increase (decrease) in cash and cash equivalents	4,330,408	(3,457,400)
Cash and cash equivalents:
Beginning of period	11,951,643	8,658,157
Ending of period	$16,282,051	$5,200,757

(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

 Vitacost.com, Inc.
Consolidated Statements of Cash Flows (continued)
(unaudited)

	For the Six Months Ended June 30,
	2011	2010
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$2,715	$228,781
Income taxes	$-	$1,422,025

Supplemental Schedule of Noncash Investing and Financing Activities
Equipment purchased not yet paid	$-	$2,203,439
Application of deposits towards purchases of equipment	$-	$4,380,875

The accompanying notes are an integral part of these consolidated financial statements.

Vitacost.com, Inc.
Notes to the Consolidated Financial Statements
(unaudited )

  Note 1.      Nature of Business and Significant Accounting Policies

Nature of business: Vitacost.com, Inc.  (“Vitacost” or the “Company”) is an internet-based retailer of nutritional supplements. Vitacost was incorporated in 1994 and began its internet-based retail activity in 1999.  Vitacost sells an internally developed proprietary line of nutraceuticals as well as a wide selection of other manufacturers’ brand-name health and wellness products.  The Company ships products from two distribution centers located in Lexington, North Carolina and Las Vegas, Nevada.

Basis of Presentation: The accompanying unaudited consolidated financial statements of Vitacost as of June 30, 2011, and for the three and six months ended June 30, 2011, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information along with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) for annual financial statements. In management’s opinion, Vitacost has made all adjustments (consisting of normal, recurring and non-recurring adjustments) during the quarter that were considered necessary for the fair presentation of the financial position and operating results of the Company. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. In addition, the results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2011, or for any other period. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes, together with management’s discussion and analysis of financial position and results of operations contained in Vitacost’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “Form 10-K”).

Reclassifications on the 2010 Consolidated Balance Sheet, Consolidated Statements of Operations, and Consolidated Statements of Cash Flows have been made to conform to the 2011 presentation.

Revision to previously issued financial statements: In connection with the preparation of the consolidated financial statements for the quarter ended June 30, 2011, the Company concluded that it had misclassified outstanding checks in its December 31, 2010 and March 31, 2011 consolidated balance sheets as increases in accounts payable instead of reductions of cash and cash equivalents.  These misclassifications also resulted in an overstatement of net cash provided by operating activities for the year ended December 31, 2010 and an understatement of net cash used in operating activities for the quarter ended March 31, 2011.  The Company has revised its December 31, 2010 cash and cash equivalents, and accounts payable balances to properly reflect the outstanding checks as a reduction of cash and cash equivalents. The Company will revise the consolidated statements of cash flows for the year ended December 31, 2010 and the quarter ended March 31, 2011 the next time they are filed. These revisions, which the Company concluded are not material, do not impact net sales, gross profit, operating loss, net loss, or the working capital surplus for any prior period. A summary of the effect of the revisions on the consolidated balance sheets and the consolidated statements of cash flows is as follows:

	December 31, 2010			March 31, 2011
	As previously reported	Adjustment	As revised	As previously reported	Adjustment	As revised
Cash and cash equivalents	14,592,803	(2,641,160)	11,951,643	14,451,133	(3,551,819)	10,899,314
Accounts payable	26,533,204	(2,641,160)	23,892,044	24,095,798	(3,551,819)	20,543,979

	Year ended December 31, 2010			Quarter ended March 31, 2011
	As reported	Adjustment	As revised	As reported	Adjustment	As revised
Increase (decrease) in accounts payable	8,480,709	(2,641,160)	5,839,549	(2,437,406)	(910,659)	(3,348,065)
Net cash provided by (used in) operating activities	6,701,197	(2,641,160)	4,060,037	(608,214)	(910,659)	(1,518,873)

Principles of consolidation: The consolidated financial statements include the accounts of Vitacost and any wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Earnings per share: The Company computed earnings per share by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share were computed by giving effect to all potentially dilutive common shares, including stock options. The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Weighted-average shares outstanding - basic	27,790,491	27,730,690	27,790,251	27,642,960
Effect of dilutive securities	-	-	-	805,931
Weighted-average shares outstanding - diluted	27,790,491	27,730,690	27,790,251	28,448,891

For periods where the Company reported income, common stock equivalents related to employee stock-based compensation were not included in the computation of diluted earnings per share to the extent that their exercise price exceeded the market value, since the result would be antidilutive. For the periods where the Company reported losses, all common stock equivalents are excluded from the computation of diluted earnings per share, since the result would be antidilutive.

Securities that could potentially dilute earnings per share in the future, but which were not included in the calculation of diluted earnings per share because to do so would have been antidilutive for the periods presented, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Antidilutive common stock equivalents excluded
from diluted earnings per share	2,634,322	1,354,833	2,634,322	481,000

Securities available-for-sale: Available-for-sale securities consisted of investment grade municipal debt securities not classified as trading or held-to-maturity.  Available-for-sale securities were stated at fair value and unrealized holding gains and losses, net of the related deferred tax effect, were reported as a separate component of stockholders' equity.  Premiums and discounts on investments in debt securities were amortized over the contractual lives of those securities.  The method of amortization resulted in a constant effective yield on those securities (the interest method).  Interest on debt securities was recognized in income as earned.  Realized gains and losses, including losses from declines in value of specific securities determined by management to be other-than-temporary, were included in income.  Realized gains and losses were determined on the basis of the average cost of the securities sold. During the quarter ended June 30, 2011, the Company liquidated its portfolio of available-for-sale securities. The aggregate fair value of securities available-for-sale as of December 31, 2010 was $10,912,392, which approximated cost.

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

The Company’s investments in securities available-for-sale were valued based on observable market based inputs that are corroborated by market data and were therefore considered a level 2 investment within the fair value hierarchy.

The carrying amounts of other financial instruments, including cash, cash equivalents, accounts receivable, other receivables, accounts payable and short-term borrowings approximate fair value due to the short maturity of these instruments.

Concentration of credit risk: The Company’s cash and cash equivalents were held by one major financial institution. These cash and cash equivalent balances could be impacted if the underlying financial institution fails or is subjected to other adverse conditions in the financial markets.  To date the Company has experienced no loss or lack of access to its cash and cash equivalents.

Recently Adopted and Recently Issued Accounting Guidance:

Recently Adopted Accounting Standards

On January 1, 2011, the Company adopted provisions of the authoritative guidance related to disclosure requirements for fair value measurements. Specifically, the changes required a reporting entity to disclose, in the reconciliation of fair value measurements using significant unobservable inputs (Level 3), separate information about purchases, sales, issuances, and settlements. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

On January 1, 2011, the Company adopted provisions of the authoritative guidance related to the testing of goodwill for impairment. These changes required an entity to perform all steps in the test for a reporting unit whose carrying value is zero or negative if it is more likely than not that a goodwill impairment exists based on qualitative factors. This will result in the elimination of an entity’s ability to assert that such a reporting unit’s goodwill is not impaired and additional testing is not necessary despite the existence of qualitative factors that indicate otherwise. Based on the most recent impairment review of the Company’s goodwill at December 31, 2010, the adoption of these changes did not have an impact on the Company’s consolidated financial statements.
Recently Issued Accounting Standards
In May 2011, the FASB issued changes to fair value measurement and disclosure. These changes both clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and amend certain principles or requirements for measuring fair value or for disclosing information about fair value measurements. The clarifying changes relate to the application of the highest and best use and valuation premise concepts, measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity, and disclosure of quantitative information about unobservable inputs used for Level 3 fair value measurements. The amendments relate to measuring the fair value of financial instruments that are managed within a portfolio; application of premiums and discounts in a fair value measurement; and additional disclosures concerning the valuation processes used and sensitivity of the fair value measurement to changes in unobservable inputs for those items categorized as Level 3, a reporting entity’s use of a nonfinancial asset in a way that differs from the asset’s highest and best use, and the categorization by level in the fair value hierarchy for items required to be measured at fair value for disclosure purposes only. These changes become effective for the Company on January 1, 2012 and they are not expected to have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued changes to the presentation of comprehensive income. These changes give an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements; the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. Additionally, no changes were made to the calculation and presentation of earnings per share. These changes become effective for the Company on January 1, 2012. The Company is currently evaluating these changes to determine which option will be chosen for the presentation of comprehensive income. Other than the change in presentation, they are not expected to have a material impact on the Company’s consolidated financial statements.

Note 2.      Inventory

Inventory consists of the following as of June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010
Raw materials	$4,119,147	$2,898,955
Work in process	3,122,402	4,585,946
Finished goods	24,681,177	22,343,028
	$31,922,727	$29,827,929

 Note 3.      Property and Equipment

Property and equipment consists of the following as of June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010
Buildings and building improvements	$12,266,790	$8,072,716
Furniture, fixtures and equipment	20,630,751	20,830,220
Computers	2,548,647	2,334,427
Software	7,093,358	5,836,948
Leasehold improvements	2,589,568	2,379,597
Land	460,000	460,000
	45,589,114	39,913,908
Less accumulated depreciation	(12,415,285)	(10,488,361)
	33,173,829	29,425,547
Construction-in-progress	3,748,496	8,585,767
	$36,922,325	$38,011,314

The increase to buildings and building improvements were primarily related to the expansion of the Company’s Lexington, North Carolina distribution facility that was completed during the first quarter of 2011.

Construction-in-progress was primarily related to the expansion of the Company’s Lexington, North Carolina distribution facility for equipment and information technology enhancements.

Note 4.      Stock Option Plan

A summary of the Company’s stock option activity related to common stock for the six months ended June 30, 2011 and 2010 is as follows:

	2011		2010
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of period	2,717,530	$6.42	2,745,880	$5.67
Granted	617,750	3.75	247,250	9.72
Exercised	(10,500)	0.30	(267,100)	2.95
Forfeited	(3,500)	9.72	(12,900)	7.93
Outstanding at period end	3,321,280	$5.94	2,713,130	$6.27
Exercisable at period end	2,634,322	$5.98	2,139,515	$5.76

As of June 30, 2011 and June 30, 2010, there was $3,002,341 and $2,292,615, respectively, of total unrecognized compensation cost, net of estimated forfeitures, related to stock options granted under the Company’s stock incentive plan, which is expected to be recognized over a weighted average period of 2.40 and 1.37 years, respectively.

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

On October 19, 2010 the Southern District of Florida appointed a lead plaintiff to represent the purported class of shareholders. Lead plaintiffs filed their amended complaint on February 15, 2011. The amended complaint additionally named as defendants the Company’s underwriters for its initial public offering and the Company’s former registered independent public accounting firm, added additional claims of alleged false and misleading statements and/or omissions under both the Securities Act and the Exchange Act, and expanded the class period to extend as late as December 7, 2010. On April 28, 2011, lead plaintiffs filed a notice of dismissal without prejudice of the accountant defendants, and on May 4, 2011 the court dismissed the former registered independent public accounting firm without prejudice. The remaining defendants filed their motion to dismiss the amended complaint on April 28, 2011. Lead plaintiffs’ filed their opposition to the motion to dismiss on June 20, 2011 and defendants’ filed their reply on July 20, 2011.

The Company records provisions in its consolidated financial statements for pending litigation when it determines that an unfavorable outcome is probable and the amount of loss can be reasonably estimated. As of June 30, 2011, the Company has concluded that it is not probable that a loss has been incurred and is unable to estimate the possible loss or range of loss that could result from an unfavorable verdict. Therefore, the Company has not provided any amounts in the consolidated financial statements for an unfavorable outcome. The Company believes, and has been so advised by counsel, that it has meritorious defenses to the complaint pending against it and will vigorously defend against it. It is possible that the Company’s consolidated balance sheets, statements of operations, or cash flows could be materially adversely affected by an unfavorable outcome.

Derivative Action and Shareholder Demand

On July 16, 2010 the Company received a letter from a stockholder’s counsel demanding that our board of directors take action against certain current and former officers and directors. The factual allegations in the letter are similar to those in the class action lawsuit discussed above. On July 20, 2010, a complaint was filed by an alleged stockholder in the Circuit Court of the 15th Judicial Circuit for Palm Beach County, Florida, purportedly on the Company’s behalf. The suit named the Company’s then-directors and certain officers as defendants. The factual allegations in the lawsuit mirrored those in the class action lawsuit as well, and the claims were for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, insider trading, and waste of corporate assets. The complaint sought disgorgement, restitution, costs, expenses and non-monetary equitable relief. The Company reached an agreement with the derivative plaintiff to stay proceedings until the Southern District of Florida rules on the Company’s motion to dismiss the class action complaint. In April 2011, the parties in the case, including the plaintiff and the stockholder who made a demand on the Company reached an agreement to settle the matter, subject to court approval. As a result of the settlement, Vitacost has adopted or will adopt significant organizational reforms to strengthen Vitacost’s compliance and corporate governance. The settlement also provided that the Company would agree to pay plaintiffs’ counsels a total of $3.5 million in attorney’s fees which was provided for in the consolidated financial statements during the quarter ended September 30, 2010 and paid in full during May 2011. On May 27, 2011, the Court issued an order and final judgment (the “Order”) approving the settlement of the derivative lawsuit. The Order also quiets title to all outstanding Vitacost shares of stock and stock options for all audited periods since 2004 through June 30, 2009 pursuant to the inherent equitable powers of the Court and the Uniform Commercial Code. The Order further provides that the Company’s certificate of incorporation, as amended, is the valid and effective certificate of incorporation of the Company, until validly amended in accordance with applicable Delaware law and the Company’s certificate of incorporation and bylaws.

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

Note 6.      Income Taxes

The effective tax rate for the six months ended June 30, 2011 was (1.4%) compared to 31.7% for the six months ended June 30, 2010. The change was primarily related to the valuation allowance that was recorded for the six months ended June 30, 2011. The effective tax rate for the three months ended June 30, 2011 was (1.2%) compared to 32.8% for the three months ended June 30, 2010. The change was primarily related to the valuation allowance that was recorded for the three months ended June 30, 2011.

The Company evaluates its deferred tax assets on a regular basis to determine if valuation allowances are required. In its evaluation, the Company considers taxable loss carryback availability, expectations of sufficient future taxable income, trends in earnings, existence of taxable income in recent years, the future reversal of temporary differences and available tax planning strategies that could be implemented, if required.  Valuation allowances are established based on the consideration of all available evidence using a more likely than not standard.  Based on the Company’s evaluation, a valuation allowance of $2,115,309 was established against its net deferred tax assets for the six months ended June 30, 2011. This amount was in addition to the $6,352,312 valuation allowance that was recorded as of December 31, 2010.

Note 7.      Subsequent Events

On December 21, 2010, the Company received a letter from The NASDAQ Stock Market (“NASDAQ”) indicating the NASDAQ staff had determined continued listing of the Company’s securities on The NASDAQ Stock Market was no longer warranted.  The Company timely appealed the Staff determination, and requested a hearing before a NASDAQ Hearings Panel (the “Panel”), which was held on February 3, 2011.  On February 28, 2011, the Company received written notice that the Panel had determined to grant the request of the Company to remain listed on NASDAQ, subject to certain conditions. On July 6, 2011, the Company received a letter from NASDAQ indicating the Company has met the requirements of the Panel’s decision and the applicable listing requirements and accordingly, the Panel has determined to continue listing the Company’s securities on NASDAQ.

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

All forward-looking statements, including, without limitation, our examination of historical operating trends, are based upon our current expectations and various assumptions.  We believe there is a reasonable basis for our expectations and beliefs, but they are inherently uncertain.  We may not realize our expectations and our beliefs may not prove correct.  Actual results could differ materially from those described or implied by such forward-looking statements and are subject to change due to the inherent risks and uncertainties such as those disclosed or incorporated by reference to our filings with the SEC.  Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from the forward-looking statements are set forth in this Quarterly Report on Form 10-Q, under the heading "Risk Factors" and include, among others:

•	the current global economic downturn or recession;

•	difficulty expanding our manufacturing and distribution facilities;

•	significant competition in our industry;

•	unfavorable publicity or consumer perception of our products on the Internet;

•	the incurrence of material product liability and product recall costs;

•	costs of compliance and our failure to comply with government regulations;

•	our inability to successfully defend intellectual property claims;

•	our failure to keep pace with the changing demands and preferences of our customers for new products;

•	disruptions in our manufacturing system, including our information technology systems, or losses of manufacturing certifications; and

•	the lack of long-term research with human consumption of some of our products with innovative ingredients.

Overview

We are a leading internet-based retailer, based on annual sales volume, of health and wellness products including vitamins, dietary supplements, minerals, herbs, anti-oxidants, organic products, body and personal care products and sports nutrition and health foods. We sell these products directly to consumers through our website, www.vitacost.com. Our website allows customers to easily browse and purchase products at prices, on average, 30% to 60% lower than manufacturers’ suggested retail prices. We strive to offer our customers the broadest product selection of healthy living products at the best value, while providing superior customer service, and timely and accurate delivery.

We began operations in 1994 as a catalog retailer of third-party vitamins and supplements under the name Nature’s Wealth Company. In 1999, we launched Vitacost.com and introduced our proprietary vitamins and supplements under our Nutraceutical Sciences Institute (“NSI”) brand. In 2000, we began operations under the name Vitacost.com, Inc. During 2008, we began manufacturing certain proprietary products in-house and currently have the capacity to produce in excess of one billion tablets and capsules annually. Beginning March 2011, we began transitioning our NSI brand to a new Vitacost label.

Trends and Other Factors Affecting Our Business

Competition has increased as the vitamin and supplement industry shifts towards a greater internet presence. This competitive environment continues to drive margin pressure as deep discounting results from aggressive customer acquisition and retention actions. Our business allows us to respond to trends and competition by introducing new products and adjusting our product mix and pricing. We will continue to expand our product offering and diversify our product lines.

The legal proceedings discussed herein in Part 1, Item 1, Note 5 Contingencies and the potential de-listing of our common stock from NASDAQ, resulted in our vendors accelerating payment terms. This has had a negative impact on our liquidity and cash flow.

The dietary supplement industry continues to benefit from positive demographic trends with an aging population and trends affecting health and lifestyle preferences, with an increasing health conscious consumer. In addition, the increasing cost of traditional healthcare has helped bolster increased purchases of natural products to help ward off more expensive medical visits and prescription drugs. Changes in these trends and other factors that we may not foresee may also impact our business, including potential regulatory actions by the FDA and the FTC that may affect the viability of a given product that we offer.

Sources of Revenue

We derive our revenue principally through the sale of products and freight billed to customers associated with the shipment of products. For the six months ended June 30, 2011, net product sales accounted for approximately 96% of our total net sales, with freight comprising the remainder. The ratio of net product sales to freight increased by 3% compared to the six months ended June 30, 2010.

Cost of Goods Sold and Operating Expenses

Cost of Goods Sold. Cost of goods sold consists primarily of the cost of the products sold and the cost of shipping the products to our customers.

Fulfillment. Fulfillment expenses include the costs of warehousing supplies, equipment, maintenance, employees and rent.

Sales and Marketing. Sales and marketing expenses include advertising and promotional expenditures, including third-party content license fees, traditional media advertising, print expenses and payroll related expenses for personnel engaged in marketing, sales, customer service, and website development and maintenance. We expense advertising costs as incurred.

General and Administrative. General and administrative expenses consist of management and executive compensation, information technology expenses, credit card fees, professional services and general corporate expenses.

Results of Operations

The following table sets forth certain condensed consolidated statement of operations data as a percentage of net sales for the three and six months ended June 30, 2011 and 2010, respectively:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	(unaudited)				(unaudited)
	2011		2010		2011		2010
Net sales	100.0%		100.0%		100.0%		100.0%
Cost of goods sold	78.0		74.1		77.0		72.9
Gross profit	22.0		25.9		23.0		27.1
Operating expenses:
Fulfillment	7.7		8.1		7.7		7.3
Sales and marketing	7.9		9.5		8.0		8.0
General and administrative	11.8		11.9		11.8		10.2
Total operating expense	27.5		29.6		27.5		25.5
Operating (loss) income	(5.6)		(3.7)		(4.5)		1.6
Net (loss) income	(5.6	) %	(2.6	) %	(4.6	) %	1.0%

Comparison of Three Months Ended June 30, 2011 to Three Months Ended June 30, 2010

	Three Months Ended
	June 30,		$	%
	(unaudited)		Increase	Increase
	2011	2010	(Decrease)	(Decrease)
Third-party products	$47,806,513	$35,203,015	$12,603,498	35.8%
Proprietary products	16,221,439	15,007,215	1,214,224	8.1
Freight	1,863,285	3,741,669	(1,878,384)	(50.2)
Net sales	65,891,237	53,951,899	11,939,337	22.1
Cost of goods sold	51,418,616	39,983,123	11,435,493	28.6
Gross profit	$14,472,621	$13,968,776	$503,844	3.6%

Net Sales. Net sales increased $11.9 million, or 22.1%, to $65.9 million for the three months ended June 30, 2011. Net sales of our third-party products increased $12.6 million, or 35.8%, to $47.8 million for the three months ended June 30, 2011. Third-party products include advertising and fees earned from affiliate programs of an insignificant amount for the three months ended June 30, 2011 and $0.2 million for the three months ended June 30, 2010. Net sales of our proprietary products increased $1.2 million, or 8.1%, to $16.2 million for the three months ended June 30, 2011 as compared to the same period in the prior year. Freight decreased $1.9 million, or 50.2%, to $1.9 million for the three months ended June 30, 2011.

The increase in net sales was primarily the result of an increase in our customer base and the number of shipped orders compared to the three months ended June 30, 2010. Sales growth was negatively impacted by an increased competitive environment, which began in 2010 when many of our competitors began offering deep discounts. We anticipate our competitors will continue to offer. We responded with increased promotional activities, including “free shipping” and other discounts on both proprietary and third-party products which customers positively responded to. We expect these trends to continue due to the expansion of stock keeping units ("SKUs") and the continuation of promotional efforts for both our proprietary and third-party products.

Cost of Goods Sold. Cost of goods sold increased $11.4 million, or 28.6%, to $51.4 million for the three months ended June 30, 2011. As a percentage of net sales, cost of goods sold increased to 78.0% for the three months ended June 30, 2011 from 74.1% for the three months ended June 30, 2010 primarily due to a shift in product mix to higher cost third-party products. Going forward, we expect to see a similar product mix, as new third party product offerings continue to outpace new proprietary product launches.

Gross Profit. As a result of the changes discussed in net sales and cost of goods sold, gross profit increased $0.5 million, or 3.6%, to $14.5 million for the three months ended June 30, 2011 and gross profit as a percentage of net sales decreased to 22.0% for the three months ended June 30, 2011 from 25.9% for the three months ended June 30, 2010. Additionally, we expect a continuation of decreased margins on freight due to ‘free shipping” promotional activities.

Fulfillment. Fulfillment expense increased $0.7 million, or 15.9%, to $5.1 million for the three months ended June 30, 2011. As a percentage of net sales, fulfillment expense decreased to 7.7% for the three months ended June 30, 2011 from 8.1% for the three months ended June 30, 2010. The decrease in fulfillment expense on a percentage basis was primarily attributable to operating duplicate distribution centers in Las Vegas, Nevada in the early part of the prior year quarter to ensure there were no disruptions to service levels as we transitioned over to our new Las Vegas facility. We continue to focus on reducing our fulfillment costs and are working diligently to improve efficiencies at our distribution centers.

Sales and Marketing. Sales and marketing expense increased $0.1 million, or 2.1%, to $5.2 million for the three months ended June 30, 2011. As a percentage of net sales, sales and marketing expenses decreased to 7.9% for the three months ended June 30, 2011 from 9.5% for the three months ended June 30, 2010. The decrease on a percentage basis was primarily due improved advertising efficiencies as we moved advertising expenditures towards online programs and away from traditional print programs during 2011. We expect traditional print advertising expenditures to continue to decline throughout 2011 with the savings being reinvested in online programs to further increase the focus of the business around serving online customers.

General and Administrative. General and administrative expenses increased $1.4 million, or 21.2%, to $7.8 million for the three months ended June 30, 2011. As a percentage of net sales, general and administrative expenses remained relatively flat for the three months ended June 30, 2011 when compared to the three months ended June 30, 2010. Included in the second quarter of 2011 were $1.1 million in expenses primarily related to the equity capitalization issue and the strategic review. Included in the prior year quarter was $1.4 million in expenses associated with the proxy solicitation. We expect these charges to decrease going forward as we have made significant progress in rectifying our equity capitalization issue, and our Board of Directors concluded the strategic review in June 2011. Excluding the aforementioned expenses in both quarters, general and administrative expenses increased $1.7 million. The period-over-period increase was primarily due to increased compensation costs of $1.3 million due to headcount growth in critical departments and increased credit card fees of $0.2 million due to higher sales, and an additional $0.2 million in on-going expenses.

 Income Tax. In our continuing assessment of the need for a valuation allowance, in accordance with applicable guidance, we considered our cumulative pre-tax loss after three years, adjusting for permanent items and the potential for accumulated taxable losses in 2011, given our results for the six months ended June 30, 2011. Accordingly, we considered our history of recent losses and potential loss in 2011 to be relevant to our analysis. As a result of our assessment, we increased our valuation allowance by $1.4 million for the three months ended June 30, 2011, to an aggregate balance of $8.5 million.

Income tax expense increased $0.7 million for the three months ended June 30, 2011 from the three months ended June 30, 2010. This was a result of recognizing a valuation allowance of $1.4 million for the three months ended June 30, 2011 and a tax benefit in the prior year quarter on our loss before income taxes of $2.1 million.

Comparison of Six Months Ended June 30, 2011 to Six Months Ended June 30, 2010

	Six Months Ended
	June 30,
	(unaudited)		$	%
	2011	2010	Increase	Increase
Third-party product	$93,100,655	$72,350,838	$20,749,817	28.7%
Proprietary products	31,971,446	30,896,637	1,074,809	3.5
Freight	4,581,214	7,880,568	(3,299,354)	(41.9)
Net sales	129,653,315	111,128,043	18,525,272	16.7
Cost of goods sold	99,813,880	81,050,000	18,763,880	23.2
Gross profit	$29,839,435	$30,078,043	$(238,608)	(0.8	) %

Net Sales. Net sales increased $18.5 million, or 16.7%, to $129.7 million for the six months ended June 30, 2011. Net sales of our third-party products increased $20.7 million, or 28.7% to $93.1 million for the six months ended June 30, 2011. Third-party products include advertising and fees earned from affiliate programs of an insignificant amount for the six months ended June 30, 2011 and $0.5 million for the six months ended June 30, 2010. Net sales of our proprietary products increased $1.1 million, or 3.5% to $32.0 million for the six months ended June 30, 2011 as compared to the same period in the prior year. Freight decreased $3.3 million, or 41.9%, to $4.6 million for the six months ended June 30, 2011.

The increase in net sales was primarily the result of an increase in our customer base and the number of shipped orders compared to the six months ended June 30, 2010. Sales growth was negatively impacted by an increased competitive environment, which began in 2010 when many of our competitors began offering deep discounts. We anticipate our competitors will continue to offer. We responded with increased promotional activities including “free shipping” and other discounts on both proprietary and third-party products which customers positively responded to. We expect these trends to continue due to the expansion of stock keeping units ("SKUs") and the continuation of promotional efforts for both our proprietary and third-party products.

Cost of Goods Sold. Cost of goods sold increased $18.8 million, or 23.2%, to $99.8 million for the six months ended June 30, 2011. As a percentage of net sales, cost of goods sold increased to 77.0% for the six months ended June 30, 2011 from 72.9% for the six months ended June 30, 2010 primarily due to a shift in product mix to higher cost third-party products. Going forward, we expect to see a similar product mix, as new third party product offerings continue to outpace new proprietary product launches.

Gross Profit. As a result of the changes discussed in net sales and cost of goods sold, gross profit decreased $0.2 million, or 0.8%, to $29.8 million for the six months ended June 30, 2011 and gross profit as a percentage of net sales decreased to 23.0% for the six months ended June 30, 2011 from 27.1% for the six months ended June 30, 2010. Additionally, we expect a continuation of decreased margins on freight due to ‘free shipping” promotional activities.

Fulfillment. Fulfillment expense increased $2.0 million, or 24.1%, to $10.0 million for the six months ended June 30, 2011. As a percentage of net sales, fulfillment expense increased to 7.7% for the six months ended June 30, 2011 from 7.3% for the six months ended June 30, 2010. The increase in fulfillment expense was primarily attributable to higher operating costs at our expanded Las Vegas, Nevada and Lexington, North Carolina distribution centers as a result of operating inefficiencies. The operating inefficiencies were primarily attributable to temporary warehouse systems optimization problems and a significant unanticipated shift to products requiring special handling (e.g. liquids and glass packaging) resulting in higher labor costs. These inefficiencies began in 2010 and continued into 2011. We continue to focus on reducing special handling and packaging costs and are working to improve efficiencies at our distribution centers.

Sales and Marketing. Sales and marketing expense increased $1.5 million, or 16.9%, to $10.4 million for the six months ended June 30, 2011. As a percentage of net sales, sales and marketing expenses remained relatively flat for the six months ended June 30, 2011 when compared to the six months ended June 30, 2010. The increase in expense was primarily due to an increase in online advertising of $3.1 million and depreciation expense of $0.2 million; partially offset by a decrease in traditional print advertising of $1.9 million. We expect traditional print advertising expenditures to continue to decline throughout 2011 with the savings being reinvested in online programs to further increase the focus of the business around serving online customers.

General and Administrative. General and administrative expenses increased $4.0 million, or 35.0%, to $15.3 million for the six months ended June 30, 2011. As a percentage of net sales, general and administrative expenses increased to 11.8% for the six months ended June 30, 2011 from 10.2% for the six months ended June 30, 2010. Included in the 2011 amount were $1.7 million in expenses primarily related to the equity capitalization issue and the strategic review. Included in the same period prior year was $1.4 million in expenses associated with the proxy solicitation. We expect these charges to decrease going forward as we have made significant progress in rectifying our equity capitalization issue, and our Board of Directors concluded the strategic review in June 2011. Excluding the aforementioned expenses in both periods, general and administrative expenses increased $3.7 million. The period-over-period increase was primarily due to increased compensation costs of $2.4 million due to headcount growth in critical departments, increased credit card fees of $0.4 million due to higher sales, and an additional $0.7 million in on-going expenses.

Income Tax. In our continuing assessment of the need for a valuation allowance, in accordance with applicable guidance, we considered our cumulative pre-tax loss after three years, adjusting for permanent items and the potential for accumulated taxable losses in 2011, given our results for the six months ended June 30, 2011. Accordingly, we considered our pattern of recent losses and potential loss in 2011 to be relevant to our analysis. As a result of our assessment, we increased our valuation allowance by $2.1 million for the six months ended June 30, 2011, to an aggregate balance of $8.5 million.

Income tax expense decreased $0.4 million to $0.1 million for the six months ended June 30, 2011. This was a result of recognizing a valuation allowance of $2.1 million for the six months ended June 30, 2011.

Liquidity and Capital Resources The significant components of our working capital are cash and cash equivalents, inventory and accounts receivable, primarily from credit card processors, reduced by accounts payable and accrued expenses. Cash and cash equivalents consist of cash and money market accounts.  The working capital characteristics of our business allow us to collect cash from sales to customers within a few business days of the related sale. In 2010 and 2011, we experienced a contraction of credit terms with our suppliers related to the legal proceedings discussed in Part I, Item I, Note 5 Contingencies, of this Quarterly Report on Form 10-Q. At June 30, 2011, we had approximately $16.3 million in cash and cash equivalents and a working capital surplus of approximately $17.8 million.

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

Additional capital expenditures for the build-out and improvements of our North Carolina distribution facility and information technology enhancements to improve warehousing optimization in fiscal year 2011 could range from $3.0 million to $5.0 million.

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

As of the end of the period covered by this Form 10-Q, we evaluated, under the supervision and with the participation of our Chief Executive Officer and Interim Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon this evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Exhibits
3.1 3.2 3.3 3.4 3.5 4.1
 Amended and Restated Certificate of Incorporation of the Registrant (1)
Amendment to Amended and Restated Certificate of Incorporation of the Registrant (2)
Certificate of Elimination of Series A Junior Participating Preferred Stock of Vitacost.com, Inc., effective June 20, 2011 (3)
Amended and Restated Bylaws of the Registrant (4)
Amendment to Amended and Restated Bylaws of the Registrant, effective July 21, 2010 (5)
Amendment No. 1 to Rights Agreement, dated as of June 16, 2011, betweenVitacost.com, Inc. and Mellon Investor Services LLC (6)

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
(3)  Filed as an Exhibit to Registrant’s Current Report on Form 8-K filed with the SEC on June 22, 2011.
(4)  Filed as an Exhibit to Registrant’s Amendment No. 5 of Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2009.
(5)  Filed as an Exhibit to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 21, 2010.
(6)  Filed as an Exhibit to Registrant’s Registration Statement on Form 8-A/A filed with the Securities and Exchange Commission on June 20, 2011.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VITACOST.COM, INC.

/s/ Jeffrey J. Horowitz
Name: Jeffrey J. Horowitz
Title: Chief Executive Officer

/s/ Stephen E. Markert, Jr.
Name: Stephen E. Markert, Jr.
Title: Interim Chief Financial Officer

Date: August 9, 2011

INDEX TO EXHIBITS

Exhibits
3.1 3.2 3.3 3.4 3.5 4.1
 Amended and Restated Certificate of Incorporation of the Registrant (1)
Amendment to Amended and Restated Certificate of Incorporation of the Registrant (2)
Certificate of Elimination of Series A Junior Participating Preferred Stock of Vitacost.com, Inc., effective June 20, 2011 (3)
Amended and Restated Bylaws of the Registrant (4)
Amendment to Amended and Restated Bylaws of the Registrant, effective July 21, 2010 (5)
Amendment No. 1 to Rights Agreement, dated as of June 16, 2011, betweenVitacost.com, Inc. and Mellon Investor Services LLC (6)

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
(3)  Filed as an Exhibit to Registrant’s Current Report on Form 8-K filed with the SEC on June 22, 2011.
(4)  Filed as an Exhibit to Registrant’s Amendment No. 5 of Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 24, 2009.
(5)  Filed as an Exhibit to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 21, 2010.
(6)  Filed as an Exhibit to Registrant’s Registration Statement on Form 8-A/A filed with the Securities and Exchange Commission on June 20, 2011.

* Filed herewith.