Form 10-Q/A
period 2011-06-30
Vitacost.com, Inc.
filed 2011-08-26
CIK 1401688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A (Amendment No. 1)

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

As of August 9, 2011, the registrant has 27,790,953 shares of common stock outstanding.

Page |1

Explanation of Amendment

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2011, as filed with the Securities Exchange Commission on August 9, 2011, is to furnish Exhibit 101 to the Form 10-Q as required by Rule 405 of Regulation S-T. Exhibit 101 to this report furnishes the following financial and related information from Vitacost.com, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in eXtensible Business Reporting Language (“XBRL”): (1) the unaudited Consolidated Balance Sheets (2) the unaudited Consolidated Statements of Operations, (3) the unaudited Consolidated Statements of Stockholders’ Equity and Comprehensive Income, (4) the unaudited Consolidated Statements of Cash Flows, and (5) the unaudited Notes to Consolidated Financial Statements.

No other changes have been made to the Form 10-Q other than those described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

Users of this data are advised that pursuant to Rule 406T of Regulation S-T, these interactive data files attached as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Page |2

ITEM 6.	EXHIBITS

Exhibits
*3.1 *3.2 *3.3 *3.4 *3.5 *4.1
 Amended and Restated Certificate of Incorporation of the Registrant
Amendment to Amended and Restated Certificate of Incorporation of the Registrant
Certificate of Elimination of Series A Junior Participating Preferred Stock of Vitacost.com, Inc., effective June 20, 2011
Amended and Restated Bylaws of the Registrant
Amendment to Amended and Restated Bylaws of the Registrant, effective July 21, 2010
Amendment No. 1 to Rights Agreement, dated as of June 16, 2011, betweenVitacost.com, Inc. and Mellon Investor Services LLC

*31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document
**101.SCH	XBRL Taxonomy Extension Schema Document
**101.CAL	XBRL Taxonomy Calculation Linkbase Document
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
* Previously filed or incorporated by reference into Vitacost.com, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (filed on August 9, 2011).
** Furnished with this Form 10-Q/A

Page |3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VITACOST.COM, INC.

/s/ Jeffrey J. Horowitz
Name: Jeffrey J. Horowitz
Title: Chief Executive Officer

/s/ Stephen E. Markert, Jr.
Name: Stephen E. Markert, Jr.
Title: Interim Chief Financial Officer

Date: August 26, 2011

Page |4