Form 10-Q
period 2011-09-30
Vitacost.com, Inc.
filed 2011-11-08
CIK 1401688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 7, 2011, the registrant has 27,855,560 shares of common stock outstanding.

Vitacost.com, Inc. Form 10-Q

PART I.         FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

Vitacost.com, Inc.
Consolidated Balance Sheets
(unaudited)

	As of
Assets	September 30, 2011	December 31, 2010
Current Assets
Cash and cash equivalents	$12,763,275	$11,951,643
Securities available-for-sale	-	10,912,392
Accounts receivable, net	1,088,318	440,033
Other receivables	132,902	1,087,311
Inventory	31,907,920	29,827,929
Prepaid expenses	1,703,027	1,361,230
Other assets	2,418,015	3,553,089
Total current assets	50,013,457	59,133,627

Property and equipment, net	36,021,736	38,011,314
Goodwill	2,200,000	2,200,000
Intangible assets, net	1,573	4,946
Deposits	110,243	114,308
Restricted cash	225,000	-
Total assets	$88,572,009	$99,464,195

Liability and Stockholders' Equity
Current Liabilities
Current maturities of notes payable	$-	$58,888
Accounts payable	26,089,851	23,892,044
Deferred revenue	3,303,465	2,134,305
Accrued expenses	6,476,774	10,671,865
Total current liabilities	35,870,090	36,757,102

Deferred tax liability	560,822	521,389
Total liabilities	$36,430,912	$37,278,491

Commitments and contingencies

Stockholders' Equity
Preferred stock, par value $.00001 per share; authorized 25,000,000;
no shares issued and outstanding at
September 30, 2011 and December 31, 2010, respectively	-	-
Common stock, par value $.00001 per share; authorized 100,000,000;
27,855,553 and 27,780,453 shares issued and outstanding at
September 30, 2011 and December 31, 2010, respectively	279	278
Additional paid-in capital	76,027,916	74,829,972
Accumulated other comprehensive loss	-	(20,207)
Accumulated deficit	(23,887,098)	(12,624,339)
Total stockholders' equity	52,141,097	62,185,704
Total liabilities and stockholders' equity	$88,572,009	$99,464,195

The accompanying notes are an integral part of these consolidated financial statements.

Vitacost.com, Inc.
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net sales	$63,456,069	$50,312,049	$193,109,312	$161,440,092
Cost of goods sold	49,023,522	37,794,402	148,837,402	118,844,402
Gross profit	14,432,547	12,517,647	44,271,910	42,595,690

Operating expenses:
Fulfillment	5,603,074	4,378,196	15,639,166	12,463,418
Sales and marketing	6,391,048	5,218,037	16,767,340	14,095,511
General and administrative	7,831,685	11,798,367	23,124,634	23,158,280
	19,825,807	21,394,600	55,531,140	49,717,209

Operating (loss) income	(5,393,260)	(8,876,953)	(11,259,230)	(7,121,519)

Other income (expense):
Interest income	1,650	32,984	24,256	93,853
Interest expense	(170)	(104,474)	(2,885)	(381,731)
Other income	9,180	8,190	14,533	24,271
	10,660	(63,300)	35,904	(263,607)
Loss before income taxes	(5,382,600)	(8,940,253)	(11,223,326)	(7,385,126)
Income tax benefit (expense)	42,053	3,310,688	(39,433)	2,839,625
Net loss	$(5,340,547)	$(5,629,565)	$(11,262,759)	$(4,545,501)

Basic per share information:
Net loss available to common stockholders	$(0.19)	$(0.20)	$(0.41)	$(0.16)
Weighted average shares outstanding	27,836,102	27,755,453	27,805,703	27,680,870

Diluted per share information:
Net loss available to common stockholders	$(0.19)	$(0.20)	$(0.41)	$(0.16)
Weighted average shares outstanding	27,836,102	27,755,453	27,805,703	27,680,870

The accompanying notes are an integral part of these consolidated financial statements.

Vitacost.com, Inc.
Consolidated Statements of Stockholders' Equity and Comprehensive Income
(unaudited)

			Additional	Accumulated Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
Balance, December 31, 2010	27,780,453	$278	$74,829,972	$(20,207)	$(12,624,339)	$62,185,704
Comprehensive income:						-
Net loss	-	-	-	-	(11,262,759)	(11,262,759)
Unrealized gain related to
securities available-for-sale	-	-	-	20,207	-	20,207
Comprehensive loss						(11,242,552)
Stock options exercised	75,100	1	85,583	-	-	85,584
Stock-based compensation
expense	-	-	1,112,361	-	-	1,112,361
Balance, September 30, 2011	27,855,553	$279	$76,027,916	$-	$(23,887,098)	$52,141,097

The accompanying notes are an integral part of these consolidated financial statements.

Vitacost.com, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months Ended September 30,
	2011	2010
Cash Flows From Operating Activities
Net loss	$(11,262,759)	$(4,545,501)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Depreciation	4,565,753	3,749,961
Amortization of intangibles	3,373	3,260
Amortization of premium on debt securities available-for-sale	72,016	521,767
Realized gain on the sale of securities available-for-sale	(779)	-
Change in fair value of interest rate swap	-	63,571
Stock-based compensation expense	1,112,361	885,964
Deferred taxes	39,433	(2,541,918)
Loss (gain) on disposition of property and equipment and other assets	32,319	(71,294)
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(648,285)	(419,448)
Other receivables	954,409	(209,841)
Inventory	(2,079,991)	(1,957,713)
Prepaid expenses	(341,797)	(2,206,390)
Other assets	1,135,074	-
Increase (decrease) in:
Accounts payable	2,197,807	3,026,968
Deferred revenue	1,169,160	999,047
Accrued expenses	(4,195,091)	6,643,356
Income taxes payable	-	(51,221)
Net cash (used in) provided by operating activities	(7,246,997)	3,890,568
Cash Flows From Investing Activities
Proceeds from disposition of property, equipment and intangible assets	-	155,582
Payments for the purchase of property and equipment	(2,608,494)	(12,772,860)
Decrease in deposits	4,065	159,610
Increase in restricted cash	(225,000)	-
Purchases of securities available-for-sale	-	(26,567,020)
Proceeds from maturities of securities available-for-sale	10,861,362	25,127,620
Net cash provided by (used in) investing activities	8,031,933	(13,897,068)
Cash Flows From Financing Activities
Principal payments on notes payable	(58,888)	(823,710)
Net borrowings on line of credit	-	4,541,817
Repayments on capital lease obligation	-	(35,452)
Proceeds from the exercise of stock options	85,584	847,117
Tax benefit from stock based compensation	-	532,724
Net cash provided by financing activities	26,696	5,062,496
Net increase (decrease) in cash and cash equivalents	811,632	(4,944,004)
Cash and cash equivalents:
Beginning of period	11,951,643	8,658,157
Ending of period	$12,763,275	$3,714,153

The accompanying notes are an integral part of these consolidated financial statements.

Vitacost.com, Inc.
Consolidated Statements of Cash Flows (continued)
(unaudited)

	For the Nine Months Ended September 30,
	2011	2010
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$2,885	$291,287
Income taxes	$-	$1,422,025

Supplemental Schedule of Noncash Investing and Financing Activities
Equipment purchased not yet paid	$-	$2,203,439
Application of deposits towards purchases of equipment	$-	$4,380,875

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

Basis of presentation:  The accompanying unaudited consolidated financial statements of Vitacost as of September 30, 2011, and for the three and nine months ended September 30, 2011, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information along with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) for annual financial statements. In management’s opinion, Vitacost has made all adjustments (consisting of normal, recurring and non-recurring adjustments) during the quarter that were considered necessary for the fair presentation of the financial position and operating results of the Company. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. In addition, the results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2011, or for any other period. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes, together with management’s discussion and analysis of financial position and results of operations, contained in Vitacost’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “Form 10-K”).

Reclassifications on the 2010 Consolidated Statements of Operations have been made to conform to the 2011 presentation.

Principles of consolidation: The consolidated financial statements include the accounts of Vitacost and any wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Earnings per share:  The Company computed earnings per share by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share were computed by giving effect to all potentially dilutive common shares, including stock options. The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Weighted-average shares outstanding - basic	27,836,102	27,755,453	27,805,703	27,680,870
Effect of dilutive securities	-	-	-	-
Weighted-average shares outstanding - diluted	27,836,102	27,755,453	27,805,703	27,680,870

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

Securities that could potentially dilute earnings per share in the future, but which were not included in the calculation of diluted earnings per share because to do so would have been antidilutive for the periods presented, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Antidilutive common stock equivalents excluded
from diluted earnings per share	2,647,697	2,216,491	2,647,697	2,216,491

Restricted cash: Restricted cash consist of cash pledged as collateral to secure a vendor obligation.

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

The Company’s investments in securities available-for-sale were valued based on observable market based inputs that were corroborated by market data and were therefore considered a level 2 investment within the fair value hierarchy.

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

In June 2011, the FASB issued changes to the presentation of comprehensive income. These changes give an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. Additionally, no changes were made to the calculation and presentation of earnings per share. These changes become effective for the Company on January 1, 2012. The Company is currently evaluating these changes to determine which option will be chosen for the presentation of comprehensive income. Other than the change in presentation, they are not expected to have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued updated guidance on the periodic testing of goodwill for impairment. This guidance will allow companies to assess qualitative factors to determine if it is more likely than not goodwill will be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This updated guidance becomes effective for the Company for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company is currently evaluating this guidance, however it does not expect the adoption will have a material impact on the Company’s consolidated financial statements.

Note 2. Inventory

Inventory consists of the following as of September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010
Raw materials	$3,678,428	$2,898,955
Work in process	2,784,630	4,585,946
Finished goods	25,444,862	22,343,028
	$31,907,920	$29,827,929

Note 3. Property and Equipment

Property and equipment consists of the following as of September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010
Buildings and building improvements	$12,273,491	$8,072,716
Furniture, fixtures and equipment	20,780,421	20,830,220
Computers	2,609,535	2,334,427
Software	7,095,154	5,836,948
Leasehold improvements	2,615,361	2,379,597
Land	460,000	460,000
	45,833,962	39,913,908
Less accumulated depreciation	(13,510,232)	(10,488,361)
	32,323,730	29,425,547
Construction-in-progress	3,698,006	8,585,767
	$36,021,736	$38,011,314

Construction-in-progress was primarily related to the expansion of the Company’s Lexington, North Carolina distribution facility.

Note 4.        Stock Option Plans

In September 2011, the Company obtained approval of the 2011 Incentive Compensation Plan (the “Plan”) which replaced the 2007 Stock Award Plan (the “2007 Plan”). The 2007 Plan, however, will continue to govern awards previously granted under it. The Plan share reserve includes the sum of 6,000,000 shares of the Company’s common stock, plus (i) any shares of its common stock which have been reserved but not issued pursuant to any awards granted under the 2007 Plan, and (ii) the number of shares subject to outstanding awards under the 2007 Plan that expire or otherwise terminate without having been exercised in full, or are forfeited to or repurchased by the Company.

A summary of the Company’s stock option activity related to common stock for the nine months ended September 30, 2011 and 2010 is as follows:

	2011		2010
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of period	2,717,530	$6.42	2,745,880	$5.67
Granted	1,585,000	4.10	447,250	9.36
Exercised	(75,100)	1.14	(267,100)	2.95
Forfeited	(4,500)	9.72	(121,300)	7.56
Outstanding at period end	4,222,930	$5.64	2,804,730	$6.41
Exercisable at period end	2,647,697	$6.05	2,216,490	$5.76

As of September 30, 2011 and September 30, 2010, there was $4,688,633 and $2,803,513, respectively, of total unrecognized compensation cost, net of estimated forfeitures, related to stock options granted under the Company’s stock incentive plans, which is expected to be recognized over a weighted average period of 2.94 and 2.02 years, respectively.

During the quarter ended September 30, 2011, the Company recorded an out of period adjustment to increase stock-based compensation expense by $424,048 related to a stock-based option grant that occured in June 2011 under the Company’s 2007 Stock Award Plan, the terms of which provided for the immediate vesting of certain options under the grant. The adjustment was to expense the portion of the award which vested immediately at the grant date. The Company concluded that the adjustment is not material to the current or previously reported consolidated financial statements.

Note 5.    Contingencies

Securities Class Action

On May 24, 2010, a putative class action complaint was filed in the United States District Court for the Southern District of Florida against the Company and certain current and former officers and directors by a stockholder on behalf of herself and other stockholders who purchased Vitacost common stock between September 24, 2009 and April 20, 2010, captioned Miyahira v. Vitacost.com, Inc., Ira P. Kerker, Richard P. Smith, Stewart Gitler, Allen S. Josephs, David N. Ilfeld, Lawrence A. Pabst, Eran Ezra, and Robert G. Trapp, Case 9:10-cv-80644-KLR. The complaint asserts claims under Sections 11, 12(a)(2), and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The complaint alleges that the defendants violated the federal securities laws during the period by, among other things, disseminating false and misleading statements and/or concealing material facts concerning the Company’s current and prospective business and financial results. The complaint also alleges that as a result of these actions the Company’s stock price was artificially inflated during the class period. The complaint seeks unspecified compensatory damages, costs, and expenses.

On October 19, 2010, the Southern District of Florida appointed a lead plaintiff to represent the purported class of shareholders. Lead plaintiff filed an amended complaint on February 15, 2011. The amended complaint additionally named as defendants the Company’s underwriters for its initial public offering and the Company’s former registered independent public accounting firm, added additional claims of alleged false and misleading statements and/or omissions under both the Securities Act and the Exchange Act, and expanded the class period to extend as late as December 7, 2010. On April 28, 2011, lead plaintiff filed a notice of dismissal without prejudice of the accountant defendants, and on May 4, 2011 the court dismissed the former registered independent public accounting firm without prejudice. The remaining defendants filed their motion to dismiss the amended complaint on April 28, 2011. Lead plaintiff filed an opposition to the motion to dismiss on June 20, 2011 and defendants’ filed their reply on July 20, 2011.

The Company records provisions in its consolidated financial statements for pending litigation when it determines that an unfavorable outcome is probable and the amount of loss can be reasonably estimated. As of September 30, 2011, the Company has concluded that it is not probable that a loss has been incurred and is unable to estimate the possible loss or range of loss that could result from an unfavorable verdict. Therefore, the Company has not provided any amounts in the consolidated financial statements for an unfavorable outcome. The Company believes, and has been so advised by counsel, that it has meritorious defenses to the complaint pending against it and will vigorously defend against it. It is possible that the Company’s consolidated balance sheets, statements of operations, or cash flows could be materially adversely affected by an unfavorable outcome.

Other matters
In addition to the matter described above, the Company is involved in litigation and administrative proceedings primarily arising in the normal course of its business. During the quarter ended September 30, 2011, the Company accrued $288,500 related to a software litigation settlement offer. In the opinion of the Company, except as set forth above, its liability, if any, under any other pending litigation or administrative proceedings, even if determined adversely, would not materially affect its financial condition, results of operations or cash flows. Furthermore, the Company has not been the subject of any product liability litigation.

 Note 6. Income Taxes

The Company evaluates its deferred tax assets on a regular basis to determine if valuation allowances are required. In its evaluation, the Company considers taxable loss carryback availability, expectations of sufficient future taxable income, trends in earnings, existence of taxable income in recent years, the future reversal of temporary differences and available tax planning strategies that could be implemented, if required.  Valuation allowances are established based on the consideration of all available evidence using a more likely than not standard.  Based on the Company’s evaluation, a valuation allowance of $4,010,943 was established against its net deferred tax assets for the nine months ended September 30, 2011. This amount was in addition to the $6,352,312 valuation allowance that was recorded as of December 31, 2010.

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

All forward-looking statements, including, without limitation, our examination of historical operating trends, are based upon our current expectations and various assumptions. We believe there is a reasonable basis for our expectations and beliefs, but they are inherently uncertain.  We may not realize our expectations and our beliefs may not prove correct. Actual results could differ materially from those described or implied by such forward-looking statements and are subject to change due to inherent risks and uncertainties such as those disclosed or incorporated by reference to our filings with the Securities and Exchange Commission (“SEC”). Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from the forward-looking statements are set forth in this Quarterly Report on Form 10-Q, under the heading "Risk Factors" and include, among others:

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

Overview

We are a leading internet-based retailer, based on annual sales volume, of health and wellness products including vitamins, dietary supplements, minerals, herbs, anti-oxidants, organic products, personal care products, sports nutrition, and health foods. We sell these products directly to consumers through our website, www.vitacost.com. Our website allows customers to easily browse and purchase products at prices, on average, 30% to 60% lower than manufacturers’ suggested retail prices. We strive to offer our customers the broadest product selection of healthy living products at the best value, while providing superior customer service, and timely and accurate delivery.

We began operations in 1994 as a catalog retailer of third-party vitamins and supplements under the name Nature’s Wealth Company. In 1999, we launched Vitacost.com and introduced our proprietary vitamins and supplements under our Nutraceutical Sciences Institute (“NSI”) brand. In 2000, we began operations under the name Vitacost.com, Inc. During 2008, we began manufacturing certain proprietary products in-house and currently have the capacity to produce in excess of one billion tablets and capsules annually. Beginning in March 2011, we began the process of transitioning our NSI brand to a new Vitacost label which is expected to be completed on by the end of fiscal year 2011.

Trends and Other Factors Affecting Our Business

We continue to experience increased levels of competition as the vitamin and supplement industry shifts towards a greater internet presence. This competitive environment continues to drive margin pressure as deep discounting results from aggressive customer acquisition and retention actions.  We continue to respond to the increased levels of competition by expanding our product offerings through the introduction of new and diverse products, improving our customer service and support, improving our reliability and speed of delivery and by adjusting our product mix and pricing.

The vitamin and supplement industry continues to benefit from positive demographic trends, with an aging population, and trends affecting health and lifestyle preferences, with an increasingly health conscious consumer. In addition, the increasing cost of traditional healthcare has helped bolster demand for natural products to help ward off more expensive medical visits and prescription drugs. Changes in these trends and other factors that we may not foresee may also impact our business, including potential regulatory actions by the FDA and the FTC that may affect the viability of a given product that we offer.

Sources of Revenue

We derive our revenue principally through the sale of products and freight billed to customers associated with the shipment of products. Net product sales accounted for approximately 97% and 93% of our total net sales, for the nine months ended September 30, 2011 and 2010, respectively, with freight comprising the remainder.

Cost of Goods Sold and Operating Expenses

Cost of Goods Sold. Cost of goods sold consists primarily of the cost of the product sold and the cost of shipping the products to the customers.

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

 Results of Operations

The following table sets forth certain condensed consolidated statements of operations data as a percentage of net sales for the three and nine months ended September 30, 2011 and 2010, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2011	2010	2011	2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	77.3	75.1	77.1	73.6
Gross profit	22.7	24.9	22.9	26.4
Operating expenses:
Fulfillment	8.8	8.7	8.1	7.7
Sales and marketing	10.1	10.4	8.7	8.7
General and administrative	12.3	23.5	12.0	14.3
Total operating expense	31.2	42.5	28.8	30.8
Operating loss	(8.5)	(17.6)	(5.8)	(4.4)
Net loss	(8.4)%	(11.2)%	(5.8)%	(2.8)%

Comparison of Three Months Ended September 30, 2011 to Three Months Ended September 30, 2010

	Three Months Ended
	September 30,		$	%
	(unaudited)		Increase	Increase
	2011	2010	(Decrease)	(Decrease)
Third-party products	$46,753,345	$34,296,477	$12,456,868	36.3%
Proprietary products	14,678,667	13,415,863	1,262,804	9.4
Freight	2,024,057	2,599,709	(575,652)	(22.1)
Net sales	63,456,069	50,312,049	13,144,021	26.1
Cost of goods sold	49,023,522	37,794,402	11,229,120	29.7
Gross profit	$14,432,547	$12,517,647	$1,914,901	15.3%

Net Sales.  Net sales increased approximately $13.1 million, or 26.1%, to $63.5 million for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. Net sales of our third-party products increased $12.5 million, or 36.3% to $46.8 million for the three months ended September 30, 2011. Third-party products include advertising and fees earned from affiliate programs of an insignificant amount for the three months ended September 30, 2011 and $0.1 million for the three months ended September 30, 2010. Net sales of our proprietary products increased $1.3 million, or 9.4%, to $14.7 million for the three months ended September 30, 2011, and freight decreased $0.6 million, or 22.1%, to $2.0 million for the three months ended September 30, 2011.

The increase in net sales was primarily the result of an increase in our customer base and the number of shipped orders compared to the three months ended September 30, 2010. Sales growth was negatively impacted by promotional activities, including “free shipping” and other discounts on both proprietary and third-party products. Free shipping and other promotional offers are expected for the foreseeable future.

Cost of Goods Sold. Cost of goods sold increased approximately $11.2 million, or 29.7%, to $49.0 million for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. As a percentage of net sales, cost of goods sold increased to 77.3% for the three months ended September 30, 2011 from 75.1% for the three months ended September 30, 2010 primarily due to a shift in product mix to higher cost third-party products. We expect to see this trend continue as third party product offerings continue to outpace new proprietary product launches.

Gross Profit.  As a result of the changes discussed in net sales and cost of goods sold, gross profit increased approximately $1.9 million, or 15.3%, to $14.4 million for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. Gross profit as a percentage of net sales decreased to 22.7% for the three months ended September 30, 2011 from 24.9% for the three months ended September 30, 2010.

Fulfillment. Fulfillment expense increased approximately $1.2 million, or 28.0%, to $5.6 million for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. As a percentage of net sales, fulfillment expense remained relatively flat at 8.8% for the three months ended September 30, 2011 compared to 8.7% for the three months ended September 30, 2010. The increase in fulfillment expense was primarily attributable to an increase in shipped orders when compared to the same period in the prior year and expenses to a consultant related to a contingent fee arrangement on freight savings. Also, included in the three months ended September 30, 2011 were recruiting fees of $0.1 million related to the hiring of our new Chief Operating Officer in August 2011. We expect improved fulfillment expense as a percentage of sales in 2012 as we continue to implement initiatives to improve efficiencies.

Sales and Marketing. Sales and marketing expense increased approximately $1.2 million, or 22.5%, to $6.4 million for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. As a percentage of net sales, expenses decreased to 10.1% for the three months ended September 30, 2011 from 10.4% for the three months ended September 30, 2010. The increase in sales and marketing expense was primarily due to $0.7 million in severance payment to our former Chief Marketing Officer and $0.2 million in recruiting fees related to the hiring of our new Chief Marketing Officer. The remaining increase of $0.3 million related to increased online advertising and employee compensation costs partially offset by decreases in print advertising. The decrease on a percentage basis was primarily due improved advertising efficiencies as we moved advertising expenditures towards online programs and away from print programs during 2011. We expect print advertising expenditures to continue to decline throughout the remainder of 2011 with the savings being reinvested in online programs to further increase the focus of the business around serving online customers. Moreover, we expect increased hiring through 2012 as we continue to expand our marketing team.

General and Administrative. General and administrative expenses decreased approximately $4.0 million, or 33.6%, to $7.8 million for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. As a percentage of net sales, expenses decreased to 12.3% for the three months ended September 30, 2011 from 23.5% for the three months ended September 30, 2010. Included in the 2011 amount were $0.8 million in expenses consisting of the following: $0.4 million primarily related to the Company’s equity capitalization issue, $0.3 million related to a software litigation settlement offer and $0.1 million for an adjustment to the severance settlements for our former Chief Executive Officer and former Chief Financial Officer. Included in the 2010 amount were $6.1 million in expenses consisting of the following: $3.5 million for settlement of the derivative lawsuit, $1.2 million in accrued severance to our former Chief Executive Officer, $0.8 million in fees associated with the class action lawsuit, conclusion of the proxy solicitation and other matters, and $0.7 million in proxy reimbursement fees to Great Hill Partners. We expect these charges to decrease going forward as our equity capitalization issue was rectified in September 2011 and our Board of Directors concluded its strategic review in June 2011. Excluding the aforementioned items in both periods, general and administrative expenses increased $1.3 million period-over-period. The increase period-over-period was primarily attributable to increased employee compensation costs of $0.7 million due to headcount growth in critical departments, increased stock-based compensation expense of $0.3 million, increased credit card fees of $0.2 million due to higher sales, and additional on-going expenses.

 Income Tax. In our continuing assessment of the need for a valuation allowance, in accordance with applicable guidance, we considered our cumulative pre-tax loss after three years, adjusting for permanent items and the potential for accumulated taxable losses in 2011, given our results for the nine months ended September 30, 2011. Accordingly, we considered our history of recent losses and potential loss in 2011 to be relevant to our analysis. Based on this assessment, we increased our valuation allowance by $1.9 million for the three months ended September 30, 2011, to an aggregate total of $10.4 million.

Income tax benefit decreased approximately $3.3 million for the three months ended September 30, 2011. This was a result of recognizing a loss before income taxes of $5.4 million and an additional valuation allowance of $1.9 million for the three months ended September 30, 2011 compared to a loss before income taxes of $8.9 million and no valuation allowance for the three months ended September 30, 2010.

Comparison of Nine Months Ended September 30, 2011 to Nine Months Ended September 30, 2010

	Nine Months Ended
	September 30,		$	%
	(unaudited)		Increase	Increase
	2011	2010	(Decrease)	(Decrease)
Third-party products	$139,853,946	$106,647,316	$33,206,630	31.1%
Proprietary products	46,650,095	44,312,499	2,337,596	5.3
Freight	6,605,271	10,480,277	(3,875,006)	(37.0)
Net sales	193,109,312	161,440,092	31,669,221	19.6
Cost of goods sold	148,837,402	118,844,402	29,993,000	25.2
Gross profit	$44,271,910	$42,595,690	$1,676,221	3.9%

Net Sales.  Net sales increased approximately $31.7 million, or 19.6%, to $193.1 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. Net sales of third-party products increased $33.2 million, or 31.1% to $139.9 million for the nine months ended September 30, 2011. Third-party products include advertising and fees earned from affiliate programs of an insignificant amount for the nine months ended September 30, 2011 and $0.7 million for the nine months ended September 30, 2010. Net sales of our proprietary products increased $2.3 million, or 5.3% to $46.7 million for the nine months ended September 30, 2011, and freight decreased $3.9 million, or 37.0%, to $6.6 million for the nine months ended September 30, 2011.

The increase in net sales was primarily the result of an increase in our customer base and the number of shipped orders compared to the nine months ended September 30, 2010. Sales growth was negatively impacted by promotional activities, including “free shipping” and other discounts on both proprietary and third-party products. Free shipping and other promotional offers are expected for the foreseeable future.

Cost of Goods Sold. Cost of goods sold increased approximately $30.0 million, or 25.2%, to $148.8 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. As a percentage of net sales, cost of goods sold increased to 77.1% for the nine months ended September 30, 2011 from 73.6% for the nine months ended September 30, 2010 primarily due to a shift in product mix to higher cost third-party products. We expect to see this trend continue as third party product offerings continue to outpace new proprietary product launches.

Gross Profit. As a result of the changes discussed in net sales and cost of goods sold, gross profit increased approximately $1.7 million, or 3.9%, to $44.3 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. Gross profit as a percentage of net sales decreased to 22.9% for the nine months ended September 30, 2011 from 26.4% for the nine months ended September 30, 2010.

Fulfillment. Fulfillment expense increased approximately $3.2 million, or 25.5%, to $15.6 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. As a percentage of net sales, fulfillment expense increased to 8.1% for the nine months ended September 30, 2011 from 7.7% for the nine months ended September 30, 2010. The increase in fulfillment expense was primarily attributable to an increase in shipped orders when compared to the same period in the prior year and expenses to a consultant related to a contingent fee arrangement on freight savings. Additionally, there were higher operating costs at our distribution centers as a result of operating inefficiencies. The operating inefficiencies were primarily attributable to temporary warehouse systems optimization problems and a significant unanticipated shift to products requiring special handling (e.g. liquids and glass packaging) resulting in higher labor costs. These inefficiencies began in 2010 and continued into 2011. Moreover, included in the nine months ended September 30, 2011 were recruiting fees of $0.1 million related to the hiring of our current Chief Operating Officer in August 2011. We expect improved fulfillment expense as a percentage of sales in 2012 as we continue to implement initiatives to improve efficiencies.

Sales and Marketing. Sales and marketing expense increased approximately $2.7 million, or 19.0%, to $16.8 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. As a percentage of net sales, expenses remained flat at 8.7% for the nine months ended September 30, 2011 and the nine months ended September 30, 2010. The increase in sales and marketing expense was primarily due to $0.7 million in severance payment to our former Chief Marketing Officer and $0.2 million in recruiting fees related to the hiring of our new Chief Marketing Officer. The remaining increase of $1.8 million related to increased online advertising and employee compensation costs partially offset by decreases in print advertising. We expect print advertising expenditures to continue to decline throughout the remainder of 2011 with the savings being reinvested in online programs to further increase the focus of the business around serving online customers. Moreover, we expect increased hiring through 2012 as we continue to expand our marketing team.

General and Administrative. General and administrative expenses remained relatively constant at $23.1 million compared to the nine months ended September 30, 2010. As a percentage of net sales, general and administrative expenses decreased to 12.0% for the nine months ended September 30, 2011 from 14.3% for the nine months ended September 30, 2010. Included in the 2011 amount were $2.5 million in expenses consisting of the following: $2.1 million in expenses primarily related to the equity capitalization issue and the strategic review, $0.3 million related to a software litigation settlement offer and $0.1 million for an adjustment to the severance settlements for our former Chief Executive Officer and former Chief Financial Officer. Included in the 2010 amount were $7.6 million in expenses consisting of the following: $3.5 million for settlement of the derivative lawsuit, $2.2 million in fees associated with the class action lawsuit, conclusion of the proxy solicitation and other matters, $1.2 million in accrued severance to our former Chief Executive Officer, and $0.7 million in proxy reimbursement fees to Great Hill Partners. We expect these charges to decrease going forward as our equity capitalization issue was rectified in September 2011 and our Board of Directors concluded its strategic review in June 2011. Excluding aforementioned items in both periods, general and administrative expenses increased $5.0 million period-over-period. The increase period-over-period was primarily attributable to increased employee compensation costs of $3.8 million due to headcount growth in critical departments, increased credit card fees of $0.6 million due to higher sales, increased stock-based compensation expense of $0.3 million, and additional on-going expenses.

Income Tax. In our continuing assessment of the need for a valuation allowance, in accordance with applicable guidance, we considered our cumulative pre-tax loss after three years, adjusting for permanent items and the potential for accumulated taxable losses in 2011, given our results for the nine months ended September 30, 2011. Accordingly, we considered our history of recent losses and potential loss in 2011 to be relevant to our analysis. Based on this assessment, we increased our valuation allowance by $4.0 million for the nine months ended September 30, 2011, to an aggregate total of $10.4 million.

Income tax benefit decreased approximately $2.9 million for the nine months ended September 30, 2011. This was a result of recognizing a loss before income taxes of $11.2 million and an additional valuation allowance of $4.0 million for the nine months ended September 30, 2011 compared to a loss before income taxes of $7.4 million and no valuation allowance for the three months ended September 30, 2010.

Liquidity and Capital Resources

The significant components of our working capital are cash and cash equivalents, inventory and accounts receivable, primarily from credit card processors, reduced by accounts payable and accrued expenses. Cash and cash equivalents consist of cash and money market accounts.  The working capital characteristics of our business allow us to collect cash from sales to customers within a few business days of the related sale. At September 30, 2011, we had a working capital surplus of approximately $14.1 million.

Our future capital requirements will depend on many factors, including:

•	the rate of our revenue growth;

•	the timing and extent of expenditures to enhance our website, network infrastructure, and transaction processing systems;

•	the extent of our advertising and marketing programs;

•	the levels of inventory we maintain; and

•	other factors relating to our business.

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

Net cash used in operations for the nine months ended September 30, 2011 was approximately $7.2 million. Included in this amount were payments related to settlement of the derivative lawsuit, equity capitalization issue, strategic review, proxy solicitation, and severance paid to our former Chief Executive Officer and Chief Marketing Officer. These amounts were partially offset by refunds of our estimated 2010 tax payments and certain freight charges. We do not expect the same level of these payments to continue going forward. The net effect of the aforementioned items reduced our cash flow from operations for the nine months ended by approximately $7.7 million. At September 30, 2011, we had approximately $12.8 million in cash and cash equivalents. We believe that our cash and cash equivalents currently on hand and our net cash flows from operations will be sufficient to continue our operations for the next twelve months.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP.

The preparation of these financial statements requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. Critical accounting policies are those that are the most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our most critical accounting policies pertain to revenue recognition, income taxes, stock-based compensation, contingences, inventories, and goodwill. In applying such policies, we exercise our best judgment and best estimates. For a further discussion of these Critical Accounting Policies and Estimates, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K, as filed with the SEC on June 16, 2011 for the year ended December 31, 2010.

Recently Issued Accounting Standards

Refer to Note 1 to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding recently issued accounting standards applicable to us.

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in the value of market risk sensitive instruments caused by fluctuations in interest rates, foreign exchange rates and commodity prices. Changes in these factors could cause fluctuations in the results of our operations and cash flows. However, we do not believe that a change in market interest rates would have a material effect on our results of operations or financial condition. Although we derive a portion of our sales outside of the U.S., all of our sales are denominated in U.S. dollars. We have limited exposure to financial market risks, including changes in interest rates and foreign currency exchange rates.  Inflation generally affects us by increasing costs of raw materials, labor and equipment. We do not believe that inflation has had any material effect on our results of operations in the periods presented in our financial statements.

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

As of the end of the period covered by this Form 10-Q, we evaluated, under the supervision and with the participation of our Chief Executive Officer and Interim Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon this evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our disclosure controls and procedures include components of our internal control over financial reporting. Our management, including our Chief Executive Officer and Interim Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	[REMOVED AND RESERVED]

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS
Exhibits
3.1	Certificate of Incorporation of the Registrant (1)
3.2	Bylaws of the Registrant (2)
10.1	Vitacost.com, Inc. 2011 Incentive Compensation Plan (3)
10.2	Employment Agreement between Vitacost.com, Inc. and David Zucker, dated August 22, 2011 (4)
10.3	Employment Agreement between Vitacost.com, Inc. and Robert Wegner, dated August 4, 2011 (5)

*31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.CAL	XBRL Taxonomy Calculation Linkbase Document
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1) Filed as an Exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2011.
(2) Filed as an Exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2011.
(3) Filed as an Exhibit to Registrant’s Current Report on Form 8-K filed with the SEC on September 8, 2011.
(4) Filed as an Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on August 22, 2011.
(5) Filed as an Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on August 9, 2011.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VITACOST.COM, INC.

	By:	/s/ Jeffrey J. Horowitz
Name: Jeffrey J. Horowitz
Title: Chief Executive Officer

	By:	/s/ Stephen E. Markert, Jr.
Name: Stephen E. Markert, Jr.
Title: Interim Chief Financial Officer

Date: November 8, 2011

INDEX TO EXHIBITS

Exhibits
3.1	Certificate of Incorporation of the Registrant (1)
3.2	Bylaws of the Registrant (2)
10.1	Vitacost.com, Inc. 2011 Incentive Compensation Plan (3)
10.2	Employment Agreement between Vitacost.com, Inc. and David Zucker, dated August 22, 2011 (4)
10.3	Employment Agreement between Vitacost.com, Inc. and Robert Wegner, dated August 4, 2011 (5)

*31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.CAL	XBRL Taxonomy Calculation Linkbase Document
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1) Filed as an Exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2011.
(2) Filed as an Exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2011.
(3) Filed as an Exhibit to Registrant’s Current Report on Form 8-K filed with the SEC on September 8, 2011.
(4) Filed as an Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on August 22, 2011.
(5) Filed as an Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on August 9, 2011.

* Filed herewith.