Form 10-Q
period 2012-03-31
Vitacost.com, Inc.
filed 2012-05-10
CIK 1401688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 7, 2012, the registrant has 33,252,021 shares of common stock outstanding.

Vitacost.com, Inc. Form 10-Q

PART I.         FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

Vitacost.com, Inc.

Consolidated Balance Sheets

(unaudited)

	As of
	March 31, 2012	December 31, 2011
	(In thousands, except par value)
Assets
Current Assets
Cash and cash equivalents	$40,571	$12,939
Accounts receivable, net	2,178	2,169
Inventory	36,497	34,822
Prepaid expenses	2,175	1,912
Other receivables	325	264
Other assets	2,339	2,344
Total current assets	84,085	54,450

Property and equipment, net	34,425	33,629
Restricted cash	225	225
Deposits	158	125
Goodwill	2,200	2,200

Total assets	$121,093	$90,629

Liability and Stockholders' Equity
Current Liabilities
Accounts payable	$30,695	$30,250
Deferred revenue	3,872	4,573
Accrued expenses	8,311	6,425
Total current liabilities	42,878	41,248

Deferred tax liability	587	574
Total liabilities	$43,465	$41,822

Commitments and contingencies

Stockholders' Equity
Preferred stock, par value $.00001 per share; authorized 25,000 shares;
no shares issued and outstanding	-	-
Common stock, par value $.00001 per share; authorized 100,000 shares;
33,232 and 27,975 shares issued and outstanding at
March 31, 2012 and December 31, 2011, respectively	-	-
Additional paid-in capital	107,375	76,262
Warrants	4,262	-
Accumulated deficit	(34,009)	(27,455)
Total stockholders' equity	77,628	48,807
Total liabilities and stockholders' equity	$121,093	$90,629

The accompanying notes are an integral part of these consolidated financial statements.

Vitacost.com, Inc.

Consolidated Statements of Operations and Comprehensive Income

(unaudited)

	For the Three Months Ended
	March 31,
	2012	2011
	(In thousands, except per share)
Net sales	$83,592	$63,762
Cost of goods sold	64,444	48,395
Gross profit	19,148	15,367

Operating expenses:
Fulfillment	8,414	4,941
Sales and marketing	9,133	5,139
General and administrative	8,174	7,503
	25,721	17,583

Operating loss	(6,573)	(2,216)

Other income	32	14

Loss before income taxes	(6,541)	(2,202)
Income tax expense	(13)	(20)
Net loss	$(6,554)	$(2,222)

Basic per share information:
Net loss available to common stockholders	$(0.21)	$(0.08)
Weighted average shares outstanding	30,591	27,790

Diluted per share information:
Net loss available to common stockholders	$(0.21)	$(0.08)
Weighted average shares outstanding	30,591	27,790

Other comprehensive income, net of tax:
Unrealized gain on available-for-sale securities	-	14
Other comprehensive income	-	14
Comprehensive loss	$(6,554)	$(2,208)

The accompanying notes are an integral part of these consolidated financial statements.

Vitacost.com, Inc.

Consolidated Statements of Stockholders' Equity

(unaudited)

			Additional
	Common Stock		Paid-In		Accumulated
	Shares	Amount	Capital	Warrants	Deficit	Total
	(In thousands)
Balance, December 31, 2011	27,975	$-	$76,262	$-	$(27,455)	$48,807
Net loss	-	-	-	-	(6,554)	(6,554)
Stock options exercised	337	-	1,244	-	-	1,244
Stock-based compensation expense	-	-	492	-	-	492
Stock issued in private placement, net	4,920	-	29,377	-	-	29,377
Warrants issued in private placement, net	-	-	-	4,262	-	4,262
Balance at March 31, 2012	33,232	$-	$107,375	$4,262	$(34,009)	$77,628

The accompanying notes are an integral part of these consolidated financial statements.

Vitacost.com, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended March 31,
	2012	2011
	(In thousands)
Cash Flows From Operating Activities
Net loss	$(6,554)	$(2,222)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	1,554	1,492
Amortization of premium on debt securities available-for-sale	-	51
Realized gain on the sale of securities available-for-sale	-	(2)
Stock-based compensation expense	492	99
Deferred taxes	13	-
Loss on disposition of property and equipment and other assets	17	16
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(9)	(858)
Other receivables	(61)	576
Inventory	(1,675)	1,291
Prepaid expenses	(263)	(534)
Deposits	(33)	-
Other assets	4	14
Increase (decrease) in:
Accounts payable	445	(3,348)
Deferred revenue	(700)	1,054
Accrued expenses	1,886	852
Net cash used in operating activities	(4,884)	(1,519)
Cash Flows From Investing Activities
Proceeds from disposition of property, equipment	55	-
Payments for the purchase of property and equipment	(2,422)	(1,308)
Increase in deposits	-	(315)
Proceeds from maturities of securities available-for-sale	-	2,097
Net cash (used in) provided by investing activities	(2,367)	474
Cash Flows From Financing Activities
Proceeds from private placement, net	33,639	-
Principal payments on notes payable	-	(29)
Proceeds from the exercise of stock options	1,244	2
Tax benefit from stock based compensation	-	20
Net cash provided by (used in) financing activities	34,883	(7)
Net increase (decrease) in cash and cash equivalents	27,632	(1,052)
Cash and cash equivalents:
Beginning of year	12,939	11,951
End of period	$40,571	$10,899

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$-	$2
Income taxes	$-	$-

Supplemental Schedule of Noncash Operating, Investing and Financing Activities
Equipment purchased not yet paid	$-	$1,708

The accompanying notes are an integral part of these consolidated financial statements.

Vitacost.com, Inc.

Notes to the Consolidated Financial Statements

(unaudited)

1.  Nature of Business, Significant Accounting Policies and Recent Accounting Guidance

Nature of Business

Vitacost.com, Inc.  (“Vitacost” or the “Company”) is a leading online retailer of health and wellness products, including dietary supplements such as vitamins, minerals, herbs and other botanicals, amino acids and metabolites, as well as cosmetics, organic body and personal care products, pet products, sports nutrition and health foods. Vitacost was incorporated in 1994 and began its online retail activity in 1999.  Vitacost sells an internally developed proprietary line of nutraceuticals as well as a wide selection of other manufacturers’ brand-name health and wellness products.  The Company ships products from two distribution centers located in Lexington, North Carolina and Las Vegas, Nevada.

Basis of presentation

The accompanying unaudited consolidated financial statements of Vitacost as of March 31, 2012, and for the three months ended March 31, 2012 and 2011, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information along with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) for annual financial statements. In management’s opinion, Vitacost has made all adjustments (consisting of normal, recurring and non-recurring adjustments) during the quarter that were considered necessary for the fair presentation of the financial position and operating results of the Company. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. In addition, the results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2012, or for any other period. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes, together with management’s discussion and analysis of financial position and results of operations, contained in Vitacost’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “Form 10-K”).

Significant Accounting Policies

Principles of consolidation:

The consolidated financial statements include the accounts of Vitacost and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Revision to previously issued financial statements:

The Company misclassified its outstanding checks in its March 31, 2011 consolidated balance sheet as increases in accounts payable instead of reductions of cash and cash equivalents. This misclassification also resulted in an understatement of net cash provided by operating activities for the quarter ended March 31, 2011. The Company has revised its consolidated statement of cash flows for the quarter ended March 31, 2011 to properly reflect the treatment of the outstanding checks. This revision, which the Company concluded is not material, does not impact net sales, gross profit, operating loss, net loss, or the working capital surplus. A summary of the effect of the revision on the consolidated statement of cash flows is as follows:

	Quarter Ended March 31, 2011
	(In thousands)
	As reported	Adjustment	As revised
Increase (decrease) in accounts payable	(2,437)	(911)	(3,348)
Net cash provided by (used in) operating activities	(608)	(911)	(1,519)

Reclassifications:

Reclassifications to the 2011 Consolidated Statements of Operations and Statements of Cash Flows have been made to conform to the 2012 presentation.

Earnings per share

The Company computed earnings per share by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by giving effect to all potentially dilutive common shares, including stock options and warrants. The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Weighted-average shares outstanding - basic	30,591	27,790
Effect of dilutive securities	-	-
Weighted-average shares outstanding - diluted	30,591	27,790

For periods where the Company reported income, common stock equivalents are not included in the computation of diluted earnings per share to the extent that their exercise price exceeded the market value, since the result would be antidilutive. For the periods where the Company reported losses, all common stock equivalents are excluded from the computation of diluted earnings per share, since the result would be antidilutive. Securities that could potentially dilute earnings per share in the future, but which were not included in the calculation of diluted earnings per share because to do so would have been antidilutive for the periods presented, are as follows:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Stock options	2,325	2,380
Warrants	1,681	-
Total antidilutive common stock equivalent excluded from diluted earnings per share	4,006	2,380

Restricted cash:

Restricted cash consists of cash pledged as collateral to secure a vendor obligation.

Fair value of financial instruments:

Assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

Level 1:	Quoted market prices in active markets for identical assets or liabilities.

Level 2:	Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3:	Unobservable inputs that are not corroborated by market data.

The carrying amounts of other financial instruments, including cash, cash equivalents, accounts receivable, other receivables and accounts payable approximate fair value due to the short maturity of these instruments. We consider the fair value of our cash and cash equivalents to be a Level 1 instrument within the fair value hierarchy.

Concentration of credit risk:

The Company’s cash and cash equivalents were held by one major financial institution and for certain accounts exceed federally insured limits. These cash and cash equivalent balances could be impacted if the underlying financial institution fails or is subjected to other adverse conditions in the financial markets.  To date the Company has experienced no loss or lack of access to its cash and cash equivalents.

Recent Accounting Guidance

Recently adopted accounting guidance:

On January 1, 2012, the Company adopted provisions of the authoritative guidance related to changes to fair value measurement and disclosure. Specifically, the guidance includes clarification about when the concept of highest and best use is applicable to fair value measurements, requires quantitative disclosures about inputs used and qualitative disclosures about the sensitivity of recurring Level 3 measurements, and requires the classification of all assets and liabilities measured at fair value in the fair value hierarchy, including those assets and liabilities which are not recorded at fair value but for which fair value is disclosed. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

On January 1, 2012, the Company adopted provisions of the authoritative guidance related to the changes to the presentation of comprehensive income. Specifically, the guidance gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company elected to present components of net income and other comprehensive income in a single continuous statement. The components of other comprehensive income are presented net of the related tax effects. Other than the changes in presentation, the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

2. Private Placement

On February 16, 2012, the Company entered into a Purchase Agreement (the “Purchase Agreement”) by and among Vitacost, JHH Capital, LLC, an entity affiliated with Jeffrey Horowitz, our Chief Executive Officer, (“JHH”), Great Hill Equity Partners III, L.P. (“Great Hill III”), Great Hill Equity Partners IV, L.P. (“Great Hill IV”), Great Hill Investors, LLC (“Great Hill Investors”), Freshford Partners, LP (“Freshford Partners”), Freshford Master Fund, Ltd (“Freshford Master Fund”) and Baron Small Cap Fund (“Baron” and, together with JHH, Great Hill III, Great Hill IV, Great Hill Investors, Freshford Partners, Freshford Master Fund, collectively, the “Investors”) pursuant to which the Investors purchased, and Vitacost sold, an aggregate of 4.9 million shares of the Company’s common stock at a purchase price of $7.04 per share, and warrants to purchase an aggregate of 1.7 million shares of the Company’s common stock for an aggregate purchase price of $34.8 million. The warrants have an exercise price of $7.04 per share and a term of four years. The net proceeds of $33.6 million, after the deduction of fees of $1.2 million incurred in connection with the transaction, were allocated between common stock and warrants based on their relative fair values as of the purchase date.

3. Inventory

Inventory consists of the following as of March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2012	2011
	(In thousands)
Raw materials	$3,185	$2,959
Work in process	2,643	2,591
Finished goods	30,669	29,272
	$36,497	$34,822

4. Property and Equipment

Property and equipment consists of the following as of March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2012	2011
	(In thousands)
Buildings and building improvements	$12,467	$12,428
Furniture, fixtures and equipment	21,872	21,594
Computers	3,038	2,709
Software	7,433	7,235
Leasehold improvements	2,648	2,620
Land	460	460
	47,918	47,046
Less accumulated depreciation	(16,506)	(14,995)
	31,412	32,051
Construction-in-progress	3,013	1,578
	$34,425	$33,629

Construction-in-progress was primarily related to the expansion of the Company’s Lexington, North Carolina distribution facility.

5. Stock Option Plan

In September 2011, the Company obtained approval of the 2011 Incentive Compensation Plan (the “Plan”) which replaced the 2007 Stock Award Plan (the “2007 Plan”). The 2007 Plan, however, will continue to govern awards previously granted under it. The Plan share reserve includes the sum of 6.0 million shares of the Company’s common stock, plus (i) any shares of its common stock which have been reserved but not issued pursuant to any awards granted under the 2007 Plan, and (ii) the number of shares subject to outstanding awards under the 2007 Plan that expire or otherwise terminate without having been exercised in full, or are forfeited to or repurchased by the Company.

A summary of the Company’s stock option activity related to common stock for the three months ended March 31, 2012 and 2011 is as follows:

	2012		2011
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
	(In thousands except exercise price)
Outstanding at beginning of period	4,262	$5.69	2,718	$6.42
Granted	1,653	6.95	-	-
Exercised	(337)	3.69	(10)	0.16
Forfeited	(89)	6.87	(3)	9.72
Outstanding at period end	5,489	$6.18	2,705	$6.44
Exercisable at period end	2,325	$6.46	2,380	$6.11

As of March 31, 2012 and March 31, 2011, there were $9.4 million and $1.6 million, respectively, of total unrecognized compensation cost, net of estimated forfeitures, related to stock options granted under the Company’s stock incentive plans, which is expected to be recognized over a weighted average period of 3.62 and 2.17 years, respectively.

6.    Contingencies

Securities Class Action

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

On January 11, 2012, lead plaintiff filed its second amended complaint asserting claims under Sections 11, 12(a)(2), and 15 of the Securities Act of 1933 against Vitacost, its current and former officers and directors, and its underwriters. Lead plaintiff purports to bring its action on behalf of investors who purchased stock in connection with or traceable to the Company’s IPO between September 24, 2009 and April 20, 2010. The complaint alleges that defendants violated the federal securities laws during the period by, among other things, disseminating false and misleading statements and/or concealing material facts concerning the Company’s current and prospective business and financial results. The complaint also alleges that as a result of these actions the Company’s stock price was artificially inflated during the class period. The complaint seeks unspecified compensatory damages, costs, and expenses.

Defendants’ motion to dismiss the second amended complaint has been fully briefed, and the Southern District of Florida held oral argument on the motion on April 12, 2012. The Court has not yet issued an order on the motion to dismiss.

The Company records provisions in its consolidated financial statements for pending litigation when it determines that an unfavorable outcome is probable and the amount of loss can be reasonably estimated. As of March 31, 2012, the Company has concluded that it is not probable that a loss has been incurred and is unable to estimate the possible loss or range of loss that could result from an unfavorable verdict. Therefore, the Company has not provided any amounts in the consolidated financial statements for an unfavorable outcome. The Company believes, and has been so advised by counsel, that it has meritorious defenses to the complaint pending against it and will vigorously defend against it. It is possible that the Company’s consolidated balance sheets, statements of operations, or cash flows could be materially adversely affected by an unfavorable outcome.

Other matters

In addition to the matter described above, the Company is involved in litigation and administrative proceedings primarily arising in the normal course of its business. The Company has accrued $0.3 million related to a software litigation settlement offer as of March 31, 2012. In the opinion of the Company, except as set forth above, its liability, if any, under any other pending litigation or administrative proceedings, even if determined adversely, would not materially affect its financial condition, results of operations or cash flows. Furthermore, the Company has not been the subject of any product liability litigation.

7. Income Taxes

The Company evaluates its deferred tax assets on a regular basis to determine if valuation allowances are required. In its evaluation, the Company considers taxable loss carryback availability, expectations of sufficient future taxable income, trends in earnings, existence of taxable income in recent years, the future reversal of temporary differences and available tax planning strategies that could be implemented, if required.  Valuation allowances are established based on the consideration of all available evidence using a more likely than not standard.  Based on the Company’s evaluation, a valuation allowance of $1.3 million was established against its net deferred tax assets for the three months ended March 31, 2012. This amount was in addition to the $11.2 million valuation allowance that was recorded as of December 31, 2011.

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

Overview

We are a leading online retailer, based on annual sales volume, of health and wellness products, including dietary supplements such as vitamins, minerals, herbs and other botanicals, amino acids and metabolites (which we refer to as “VMHS”), as well as cosmetics, natural personal care products, pet products, sports nutrition and health foods. We sell these products directly to consumers primarily through our website, www.vitacost.com. We strive to offer our customers the broadest selection of healthy living products, while providing superior customer service and timely and accurate delivery.

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

Private Placement

On February 16, 2012, we entered into the Purchase Agreement pursuant to which the Investors purchased, and we sold, an aggregate of 4.9 million shares of our common stock at a purchase price of $7.04 per share, and warrants to purchase an aggregate of 1.7 million shares of common stock for an aggregate purchase price of $34.8 million. The warrants have an exercise price of $7.04 per share and a term of four years. The proceeds from the Financing will be used primarily to expand and optimize our distribution network. Of this amount, an estimated $5.0 million will be used to complete the expansion of our existing distribution center in Lexington, North Carolina and increase storage capacity at our other existing distribution center located in Las Vegas, Nevada. This is expected to be substantially complete by the end of the second quarter 2012. In addition, an estimated $15.0 million will be used to invest in and stock a third distribution center to support our high level of sales growth. We initially intended to begin investing in a new facility in the second half of 2012, but due to the significant increase in our capacity associated with the distribution center expansions in North Carolina and Nevada, we now expect to begin in 2013. We intend to use the remaining proceeds from the Financing for general operations.

Trends and Other Factors Affecting Our Business

We continue to experience increased levels of competition as the health and wellness industry shifts towards a greater internet presence. This competitive environment continues to drive margin pressure as deep discounting results from aggressive customer acquisition and retention actions. We continue to respond to the increased levels of competition by expanding our product offerings through the introduction of new and diverse products, improving our customer service and support, improving our reliability and speed of delivery and by adjusting our product mix and pricing.

The health and wellness industry continues to benefit from positive demographic trends, with an aging population, and trends affecting health and lifestyle preferences, with an increasingly health conscious consumer. In addition, the increasing cost of traditional healthcare has helped bolster demand for natural products to help ward off more expensive medical visits and prescription drugs. Changes in these trends and other factors that we may not foresee may also impact our business, including potential regulatory actions by the FDA and the FTC that may affect the viability of a certain products that we offer.

Sources of Revenue

We derive our revenue principally through the sale of products and freight billed to customers associated with the shipment of products. Net product sales accounted for approximately 96% and 95% of our total net sales, for the three months ended March 31, 2012 and 2011, respectively, with freight comprising the remainder.

Cost of Goods Sold and Operating Expenses

Cost of Goods Sold. Cost of goods sold consists primarily of the cost of the product sold and the cost of shipping the products to the customers.

Fulfillment.  Fulfillment expenses include the costs of warehousing and shipping supplies, machinery and equipment, maintenance, employees, professional services and rent.

Sales and Marketing. Sales and marketing expenses include online advertising and promotional expenditures, including third-party content license fees, affiliates and partners’ commissions, traditional media advertising, print expenses and payroll related expenses for personnel engaged in marketing, sales, customer service, and website development and maintenance. We expense advertising costs as incurred.

General and Administrative. General and administrative expenses consist of executive compensation, information technology expenses, credit card processing fees, legal fees, professional services, employee expenses and general corporate expenses.

 Results of Operations

The following table sets forth certain condensed consolidated statements of operations data as a percentage of net sales for the three months ended March 31, 2012 and 2011, respectively:

	Three Months Ended
	March 31,
	(unaudited)
	2012	2011
Net sales	100.0%	100.0%
Cost of goods sold	77.1	75.9
Gross profit	22.9	24.1
Operating expenses:
Fulfillment	10.1	7.7
Sales and marketing	10.9	8.1
General and administrative	9.8	11.8
Total operating expense	30.8	27.6
Operating loss	(7.9)	(3.5)
Net loss	(7.8)%	(3.5)%

Comparison of Three Months Ended March 31, 2012 to Three Months Ended March 31, 2011

	Three Months Ended
	March 31,		$	%
	(unaudited)		Increase	Increase
	2012	2011	(Decrease)	(Decrease)
	(In thousands)
Third-party products	$61,887	$45,294	$16,593	36.6%
Proprietary products	18,014	15,750	2,264	14.4
Freight	3,691	2,718	973	35.8
Net sales	83,592	63,762	19,830	31.1
Cost of goods sold	64,444	48,395	16,049	33.2
Gross profit	$19,148	$15,367	$3,781	24.6%

Net Sales.  Net sales increased approximately $19.8 million, or 31.1%, to $83.6 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. Net sales of our third-party products increased $16.6 million, or 36.6% to $61.9 million for the three months ended March 31, 2012. Net sales of our proprietary products increased $2.3 million, or 14.4%, to $18.0 million for the three months ended March 31, 2012, and freight increased $1.0 million, or 35.8%, to $3.7 million for the three months ended March 31, 2012.

The increase in net sales was primarily the result of an increase in our customer base and the number of shipped orders compared to the three months ended March 31, 2011. As of March 31, 2012, we had 1.7 million active customers, an increase of 44% from March 31, 2011. For the three months ended March 31, 2012, we shipped 1.3 million orders, which represent a 51% increase over the three months ended March 31, 2011. The growth in active customers and the number of shipped orders was due to a greater emphasis on new customer acquisition, as we expanded our customer marketing activities, offered additional promotional offers and grew our network of affiliates and partners during the quarter. In July 2011, we began distributing our products on Amazon.com and in October 2011 we launched our Refer-A-Friend campaign, both of which were significant drivers of our new customer growth. Promotional offers are expected to continue for the foreseeable future.

Cost of Goods Sold. Cost of goods sold increased approximately $16.0 million, or 33.2%, to $64.4 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. As a percentage of net sales, cost of goods sold increased to 77.1% for the three months ended March 31, 2012 from 75.9% for the three months ended March 31, 2011.

Gross Profit.  Gross profit increased approximately $3.8 million, or 24.6%, to $19.1 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. Gross margin decreased to 22.9% for the three months ended March 31, 2012 from 24.1% for the three months ended March 31, 2011. The reduction in gross margin was related to greater promotional incentives on our proprietary branded products, combined with a shift in our product mix towards third party products, which have a lower gross margin. The shift toward third party products was primarily due to higher growth rates in our food and other non-VHMS product categories where we do not have a large proprietary presence. This was partially offset by a reduction in our shipping costs per order, as we implemented a program to reduce shipping expenses in the later part of 2011. These trends may continue as we intend to expand our third party product offerings at a faster rate than our proprietary products.

Fulfillment. Fulfillment expense increased approximately $3.5 million, or 70.3%, to $8.4 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. As a percentage of net sales, fulfillment expense increased to 10.1% for the three months ended March 31, 2012 compared to 7.7% for the three months ended March 31, 2011. The period-over-period increase in fulfillment expense as a percentage of sales was primarily attributable to the lower average order value in the quarter. The increase in fulfillment costs on a dollar basis was primarily the result of an increase in the number of shipped orders and costs associated with our freight reduction program. Excluding costs of the freight reduction program, fulfillment expenses were consistent on a per order basis. We are investing in and aggressively working to improve our fulfillment efficiency, while expanding our distribution capacity in an effort to reduce fulfillment expense on a per order basis. We expect to see improvement by the end of this year.

Sales and Marketing. Sales and marketing expense increased approximately $4.0 million, or 77.7%, to $9.1 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. As a percentage of net sales, expenses increased to 10.9% for the three months ended March 31, 2012 from 8.1% for the three months ended March 31, 2011. The increase in sales and marketing expense was primarily related to a $1.8 million increase in fees paid to affiliates and partners associated with the expanded distribution of our products. We also increased our advertising spend by $1.0 million, as we launched a national radio campaign and expanded our online advertising presence in the quarter. Employee compensation costs also increased by $0.7 million, as we expanded our marketing team to support our growth initiatives. We believe sales and marketing expenses may increase throughout 2012 as we continue to invest in marketing initiatives to drive additional growth in our customer base.

General and Administrative. General and administrative expenses increased approximately $0.7 million, or 8.9%, to $8.2 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. As a percentage of net sales, expenses decreased to 9.8% for the three months ended March 31, 2012 from 11.8% for the three months ended March 31, 2011. The period-over-period improvement in general and administrative expense as a percentage of sales was primarily attributable to increased sales leverage on fixed costs. Included in the 2012 amount were $0.6 million in expenses consisting primarily of the following: $0.2 million in severance paid to our former Interim Chief Financial Officer and $0.2 million in fees associated with the Financing in the first quarter of 2012, and $0.1 million in additional legal expenses associated with the Class Action lawsuit. Included in the 2011 amount were $0.6 million in expenses primarily related to our equity capitalization issue and the strategic review. Excluding the aforementioned items in both periods, general and administrative expenses increased $0.7 million period-over-period. The increase period-over-period was primarily attributable to increased employee compensation costs due to headcount growth in critical departments, increased credit card fees due to higher sales, increased stock-based compensation expense, and additional ongoing expenses. We expect general and administrative expense to increase throughout 2012 as we expand our information technology staff to support our future growth.

Income Tax. Income tax expense was an insignificant amount and remained flat for the three months ended March 31, 2012 when compared to the same period in the prior year. This was a result of reducing our net deferred tax assets to zero at December 31, 2010 and maintaining a valuation allowance on our deferred tax assets though March 31, 2012.

Liquidity and Capital Resources

Liquidity. The significant components of our working capital are cash and cash equivalents, inventory and accounts receivable, primarily from credit card processors, reduced by accounts payable and accrued expenses. Cash and cash equivalents consist of cash and money market accounts.  The working capital characteristics of our business allow us to collect cash from sales to customers within a few business days of the related sale. At March 31, 2012, we had a working capital of approximately $41.2 million.

Cash flows from operating activities. Net cash used in operating activities was $4.9 million and $1.5 million for the three months ended March 31, 2012 and 2011, respectively. The $3.4 million change in operating cash flows was primarily due to our increased net loss.

Cash flows from investing activities. Net cash (used in) provided by investing activities was ($2.4 million) and $0.5 million for the three months ended March 31, 2012 and 2011, respectively. The $2.9 million change in cash flows from investing activities was primarily due to an increase in capital expenditures and a decrease in proceeds from maturities of securities available-for-sale as we liquidated all our securities available-for-sale during the second quarter of 2011.

Cash flows from financing activities. Net cash provided by (used in) financing activities was $34.9 million for the three months ended March 31, 2012 and an insignificant amount for the three months ended March 31, 2011. The $34.9 million change in cash flows from financing activities was primarily due to the net proceeds of $33.7 million from the Financing in the first quarter of 2012 and the increase in proceeds from the exercise of stock options of $1.2 million.

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

Our future capital requirements will depend on many factors, including:

•	the rate of our revenue growth;

•	the timing and extent of expenditures to enhance our website, network infrastructure, and transaction processing systems;

•	the extent of our advertising and marketing programs;

•	the efficiency of our fulfillment process and systems;

•	the levels of inventory we maintain; and

•	other factors relating to our business.

On February 16, 2012, we entered into the Purchase Agreement pursuant to which the Investors purchased, and we sold, an aggregate of 4.9 million shares of our common stock at a purchase price of $7.04 per share, and warrants to purchase an aggregate of 1.7 million shares of our common stock for an aggregate purchase price of $34.8 million. The warrants have an exercise price of $7.04 per share and a term of four years. The proceeds from the Financing will be used primarily to expand and optimize our distribution network. Of this amount, an estimated $5.0 million will be used to complete the expansion of our existing distribution center in Lexington, North Carolina and increase storage capacity at our other existing distribution center located in Las Vegas, Nevada. This is expected to be substantially complete by the end of the second quarter 2012. In addition, an estimated $15.0 million will be used to invest in and stock a third distribution center to support our high level of sales growth. We initially intended to begin investing in a new facility in the second half of 2012, but due to the significant increase in our capacity associated with the distribution center expansions in North Carolina and Nevada, we now expect to begin in 2013. We intend to use the remaining proceeds from the Financing for general operations.

At March 31, 2012, we had $40.6 million in cash and cash equivalents. For the three months ended March 31, 2012, our net cash used in operating activities was $4.9 million which was primarily due to our net loss. We are in process of investing in our growth strategy which includes increasing our brand and company awareness, expanding our customer base, growing our product assortment and expanding and optimizing our distribution capabilities. As a result, we are working to increase our customers’ lifetime value by increasing the frequency of purchases and improving customer retention, while also improving our operating efficiencies. We believe the implementation of our growth strategy will reduce our net loss and our net cash used in operations in the future.

We believe that our cash and cash equivalents currently on hand and our net cash flows from operations will be sufficient to continue our operations for the next twelve months, although we may require additional financing in the future in order to execute our operating plan. We cannot predict whether future financing, if any, will be in the form of equity, debt, or a combination of both. We may not be able to obtain additional funds on a timely basis, on acceptable terms or at all.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP.

The preparation of these financial statements requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. Critical accounting policies are those that are the most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are described in more detail in the notes to our consolidated financial statements, and our most critical accounting policies, pertain to revenue recognition, income taxes, stock-based compensation, contingencies, inventories and goodwill. In applying such policies, we exercise our best judgment and best estimates. Actual results may differ from these estimates under different assumptions or conditions. For a further discussion of these Critical Accounting Policies and Estimates, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K, as filed with the SEC on March 15, 2012 for the year ended December 31, 2011.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 during the quarter ended March 31, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A.   RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2011, which we hereby incorporate by reference into this Quarterly Report on Form 10-Q, and which could materially affect our business, financial condition or operating results.  While we  believe that there have been no material changes from the risk factors previously disclosed on our Annual Report on Form 10-K, the risks described in our Annual Report on Form 10-K are not the only risks facing the Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 16, 2012, we entered into the Purchase Agreement pursuant to which the Investors purchased, and we sold, an aggregate of 4.9 million shares of our common stock at a purchase price of $7.04 per share, and warrants to purchase an aggregate of 1.7 million shares of common stock for an aggregate purchase price of $34.8 million. The warrants have an exercise price of $7.04 per share and a term of four years. The proceeds from the Financing will be used primarily to expand and optimize our distribution network. Of this amount, an estimated $5.0 million will be used to complete the expansion of our existing distribution center in Lexington, North Carolina and increase storage capacity at our other existing distribution center located in Las Vegas, Nevada. This is expected to be substantially complete by the end of the second quarter 2012. In addition, an estimated $15.0 million will be used to invest in and stock a third distribution center to support our high level of sales growth. We initially intended to begin investing in a new facility in the second half of 2012, but due to the significant increase in our capacity associated with the distribution center expansions in North Carolina and Nevada, we now expect to begin in 2013. We intend to use the remaining proceeds from the Financing for general operations.

We issued shares of our common stock and warrants to purchase shares of our common stock to the Investors in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder, including Regulation D.

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.         MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.         OTHER INFORMATION

None.

 ITEM 6.         EXHIBITS

3.1	Certificate of Incorporation of the Registrant (1)
3.2	Bylaws of the Registrant (2)
4.1	Form of Warrant to Purchase Common Stock (3)
10.1	Employment Agreement between Vitacost.com, Inc. and Brian D. Helman, dated January 25, 2012 (4)
10.2	Purchase Agreement among Vitacost.com, Inc. and the Purchases identified on Exhibit A thereto, dated February 16, 2012 (5)
10.3	Registration Rights Agreement among Vitacost.com, Inc., Jeffrey Horowitz and JHH Capital, LLC, dated February 16, 2012 (6)
10.4	Employment Termination and General Release Agreement between Vitacost.com, Inc. and Stephen E. Markert, Jr., dated February 24, 2012 (7)

*31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.CAL	XBRL Taxonomy Calculation Linkbase Document
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1) Filed as an Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed with the SEC on September 28, 2011.

(2) Filed as an Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed with the SEC on September 28, 2011.

(3) Filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed with the SEC on February 21, 2012

(4) Filed as an Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on January 31, 2012.

(5) Filed as an Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed with the SEC on February 21, 2012.

(6) Filed as an Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on February 21, 2012.

(7) Filed as an Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on February 29, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VITACOST.COM, INC.

By:	/s/ Jeffrey J. Horowitz
Name: Jeffrey J. Horowitz
Title: Chief Executive Officer

By:	/s/ Brian D. Helman
Name: Brian D. Helman
Title: Chief Financial Officer

Date: May 10, 2012

INDEX TO EXHIBITS

Exhibits

3.1	Certificate of Incorporation of the Registrant (1)
3.2	Bylaws of the Registrant (2)
4.1	Form of Warrant to Purchase Common Stock (3)
10.1	Employment Agreement between Vitacost.com, Inc. and Brian D. Helman, dated January 25, 2012 (4)
10.2	Purchase Agreement among Vitacost.com, Inc. and the Purchases identified on Exhibit A thereto, dated February 16, 2012 (5)
10.3	Registration Rights Agreement among Vitacost.com, Inc., Jeffrey Horowitz and JHH Capital, LLC, dated February 16, 2012 (6)
10.4	Employment Termination and General Release Agreement between Vitacost.com, Inc. and Stephen E. Markert, Jr., dated February 24, 2012 (7)

*31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.CAL	XBRL Taxonomy Calculation Linkbase Document
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1) Filed as an Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed with the SEC on September 28, 2011.

(2) Filed as an Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed with the SEC on September 28, 2011.

(3) Filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed with the SEC on February 21, 2012

(4) Filed as an Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on January 31, 2012.

(5) Filed as an Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed with the SEC on February 21, 2012.

(6) Filed as an Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on February 21, 2012.

(7) Filed as an Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on February 29, 2012.

