Form 10-Q
period 2012-06-30
Vitacost.com, Inc.
filed 2012-08-08
CIK 1401688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 3, 2012, the registrant has 33,302,421 shares of common stock outstanding.

Vitacost.com, Inc. Form 10-Q

PART I.         FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

Vitacost.com, Inc.

Consolidated Balance Sheets

(unaudited)

	As of
	June 30, 2012	December 31, 2011
	(In thousands, except par value)
Assets
Current Assets
Cash and cash equivalents	$33,926	$12,939
Accounts receivable, net	1,995	2,169
Inventory	39,944	34,822
Prepaid expenses	1,959	1,912
Other receivables	314	264
Other assets	2,329	2,344
Total current assets	80,467	54,450

Property and equipment, net	34,467	33,629
Restricted cash	225	225
Deposits	235	125
Goodwill	2,200	2,200

Total assets	$117,594	$90,629

Liability and Stockholders' Equity
Current Liabilities
Accounts payable	$29,966	$30,250
Deferred revenue	4,421	4,573
Accrued expenses	8,666	6,425
Total current liabilities	43,053	41,248

Deferred tax liability	600	574
Total liabilities	$43,653	$41,822

Commitments and contingencies

Stockholders' Equity
Preferred stock, par value $.00001 per share; authorized 25,000 shares; no shares issued and outstanding	-	-
Common stock, par value $.00001 per share; authorized 100,000 shares; 33,302 and 27,975 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	-	-
Additional paid-in capital	107,990	76,262
Warrants	4,262	-
Accumulated deficit	(38,311)	(27,455)
Total stockholders' equity	73,941	48,807
Total liabilities and stockholders' equity	$117,594	$90,629

The accompanying notes are an integral part of these consolidated financial statements.

Vitacost.com, Inc.

Consolidated Statements of Operations and Comprehensive Income

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands, except per share)
Net sales	$79,877	$65,891	$163,470	$129,653
Cost of goods sold	60,886	51,418	125,330	99,814
Gross profit	18,991	14,473	38,140	29,839

Operating expenses:
Fulfillment	7,803	5,095	16,216	10,036
Sales and marketing	8,003	5,237	17,136	10,376
General and administrative	7,495	7,825	15,669	15,328
	23,301	18,157	49,021	35,740

Operating loss	(4,310)	(3,684)	(10,881)	(5,901)

Other income	21	11	51	25

Loss before income taxes	(4,289)	(3,673)	(10,830)	(5,876)
Income tax expense	(13)	(27)	(26)	(46)
Net loss	$(4,302)	$(3,700)	$(10,856)	$(5,922)

Basic per share information:
Net loss available to common stockholders	$(0.13)	$(0.13)	$(0.34)	$(0.21)
Weighted average shares outstanding	33,277	27,790	31,934	27,790

Diluted per share information:
Net loss available to common stockholders	$(0.13)	$(0.13)	$(0.34)	$(0.21)
Weighted average shares outstanding	33,277	27,790	31,934	27,790

Other comprehensive income, net of tax:
Unrealized gain on available-for-sale securities	-	6	-	20
Other comprehensive income	-	6	-	20
Comprehensive loss	$(4,302)	$(3,694)	$(10,856)	$(5,902)

The accompanying notes are an integral part of these consolidated financial statements.

Vitacost.com, Inc.

Consolidated Statements of Stockholders' Equity

(unaudited)

			Additional
	Common Stock		Paid-In		Accumulated
	Shares	Amount	Capital	Warrants	Deficit	Total
	(In thousands)
Balance, December 31, 2011	27,975	$-	$76,262	$-	$(27,455)	$48,807
Net loss	-	-	-	-	(10,856)	(10,856)
Stock options exercised	407	-	1,296	-	-	1,296
Stock-based compensation expense	-	-	1,055	-	-	1,055
Stock issued in private placement, net	4,920	-	29,377	-	-	29,377
Warrants issued in private placement, net	-	-	-	4,262	-	4,262
Balance at June 30, 2012	33,302	$-	$107,990	$4,262	$(38,311)	$73,941

The accompanying notes are an integral part of these consolidated financial statements.

Vitacost.com, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended June 30,
	2012	2011
	(In thousands)
Cash Flows From Operating Activities
Net loss	$(10,856)	$(5,922)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,143	3,026
Amortization of premium on debt securities available-for-sale	-	72
Realized gain on the sale of securities available-for-sale	-	(1)
Stock-based compensation expense	1,055	343
Deferred taxes	26	26
Loss on disposition of property and equipment and other assets	17	32
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	174	(1,027)
Other receivables	(50)	844
Inventory	(5,122)	(2,095)
Prepaid expenses	(47)	(581)
Deposits	(110)	-
Other assets	15	892
Increase (decrease) in:
Accounts payable	(284)	2,386
Deferred revenue	(152)	774
Accrued expenses	2,241	(3,140)
Net cash used in operating activities	(9,950)	(4,371)
Cash Flows From Investing Activities
Proceeds from disposition of property, equipment	55	-
Payments for the purchase of property and equipment	(4,053)	(1,967)
Increase in deposits	-	(157)
Proceeds from maturities of securities available-for-sale	-	10,861
Net cash (used in) provided by investing activities	(3,998)	8,737
Cash Flows From Financing Activities
Proceeds from private placement, net	33,639	-
Principal payments on notes payable	-	(59)
Proceeds from the exercise of stock options	1,296	3
Tax benefit from stock based compensation	-	20
Net cash provided by (used in) financing activities	34,935	(36)
Net increase in cash and cash equivalents	20,987	4,330
Cash and cash equivalents:
Beginning of year	12,939	11,952
End of period	$33,926	$16,282

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$-	$3
Income taxes	$-	$-

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

Basis of presentation

The accompanying unaudited consolidated financial statements of Vitacost as of June 30, 2012, and for the three and six months ended June 30, 2012 and 2011, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information along with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) for annual financial statements. In management’s opinion, Vitacost has made all adjustments (consisting of normal, recurring and non-recurring adjustments) during the quarter that were considered necessary for the fair presentation of the financial position and operating results of the Company. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. In addition, the results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2012, or for any other period. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes, together with management’s discussion and analysis of financial position and results of operations, contained in Vitacost’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “Form 10-K”).

Significant Accounting Policies

Principles of consolidation:

The consolidated financial statements include the accounts of Vitacost and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications:

Reclassifications to the 2011 Consolidated Statements of Operations have been made to conform to the 2012 presentation.

Earnings per share

The Company computed earnings per share by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by giving effect to all potentially dilutive common shares, including stock options and warrants. The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Weighted-average shares outstanding - basic	33,277	27,790	31,934	27,790
Effect of dilutive securities	-	-	-	-
Weighted-average shares outstanding - diluted	33,277	27,790	31,934	27,790

For periods where the Company reported income, common stock equivalents are not included in the computation of diluted earnings per share to the extent that their exercise price exceeded the market value, since the result would be antidilutive. For the periods where the Company reported losses, all common stock equivalents are excluded from the computation of diluted earnings per share, since the result would be antidilutive. Securities that were not included in the calculation of diluted earnings per share because to do so would have been antidilutive for the periods presented, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Stock options	2,340	2,634	2,340	2,634
Warrants	1,681	-	1,681	-
Total antidilutive common stock equivalents excluded from diluted earnings per share	4,021	2,634	4,021	2,634

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

The carrying amounts of other financial instruments, including cash, cash equivalents, accounts receivable, other receivables and accounts payable approximate fair value due to the short maturity of these instruments. Cash and cash equivalents are a Level 1 instrument within the fair value hierarchy.

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

2. Private Placement

On February 16, 2012, the Company entered into a Purchase Agreement (the “Purchase Agreement”) by and among Vitacost, JHH Capital, LLC, an entity affiliated with Jeffrey Horowitz, our Chief Executive Officer (“JHH”), Great Hill Equity Partners III, L.P. (“Great Hill III”), Great Hill Equity Partners IV, L.P. (“Great Hill IV”), Great Hill Investors, LLC (“Great Hill Investors”), Freshford Partners, LP (“Freshford Partners”), Freshford Master Fund, Ltd (“Freshford Master Fund”) and Baron Small Cap Fund (“Baron” and, together with JHH, Great Hill III, Great Hill IV, Great Hill Investors, Freshford Partners, Freshford Master Fund, collectively, the “Investors”) pursuant to which the Investors purchased, and Vitacost sold, an aggregate of 4.9 million shares of the Company’s common stock at a purchase price of $7.04 per share, and warrants to purchase an aggregate of 1.7 million shares of the Company’s common stock for an aggregate purchase price of $34.8 million. The warrants have an exercise price of $7.04 per share and a term of four years. The net proceeds of $33.6 million, after the deduction of fees of $1.2 million incurred in connection with the transaction, were allocated between common stock and warrants based on their relative fair values as of the purchase date.

3. Inventory

Inventory consists of the following as of June 30, 2012 and December 31, 2011:

	June 30,	December 31,
	2012	2011
	(In thousands)
Raw materials	$2,964	$2,959
Work in process	2,180	2,591
Finished goods	34,800	29,272
	$39,944	$34,822

4. Property and Equipment

Property and equipment consists of the following as of June 30, 2012 and December 31, 2011:

	June 30	December 31,
	2012	2011
	(In thousands)
Buildings and building improvements	$12,486	$12,428
Furniture, fixtures and equipment	21,927	21,594
Computers	3,360	2,709
Software	7,696	7,235
Leasehold improvements	2,651	2,620
Land	460	460
	48,580	47,046
Less accumulated depreciation	(18,090)	(14,995)
	30,490	32,051
Construction-in-progress	3,977	1,578
	$34,467	$33,629

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

A summary of the Company’s stock option activity related to common stock for the six months ended June 30, 2012 and 2011 is as follows:

	2012		2011
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
	(In thousands except exercise price)
Outstanding at beginning of period	4,262	$5.69	2,718	$6.42
Granted	1,697	6.98	618	3.75
Exercised	(407)	3.18	(11)	0.30
Forfeited	(206)	4.60	(4)	9.72
Outstanding at period end	5,346	$6.24	3,321	$5.94
Exercisable at period end	2,340	$6.57	2,634	$5.98

As of June 30, 2012 and June 30, 2011, there was $8.5 million and $3.0 million, respectively, of total unrecognized compensation cost, net of estimated forfeitures, related to stock options granted under the Company’s stock incentive plans, which is expected to be recognized over a weighted average period of 3.39 and 2.40 years, respectively.

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

On June 25, 2012 the Southern District of Florida entered its order granting defendants’ motion to dismiss in full and dismissing the second amended complaint with prejudice. On July 23, 2012, lead plaintiff filed notice of appeal to the Eleventh Circuit of the order granting defendants’ motion to dismiss.

The Company records provisions in its consolidated financial statements for pending litigation when it determines that an unfavorable outcome is probable and the amount of loss can be reasonably estimated. As of June 30, 2012, the Company has concluded that it is not probable that a loss has been incurred and is unable to estimate the possible loss or range of loss that could result from an unfavorable verdict. Therefore, the Company has not provided any amounts in the consolidated financial statements for an unfavorable outcome. The Company believes that it has meritorious arguments for affirmation of the Southern District of Florida’s order that it will raise in the appeal. It is possible that the Company’s consolidated balance sheets, statements of operations, or cash flows could be materially adversely affected by an unfavorable outcome.

Other matters

In addition to the matter described above, the Company is involved in litigation and administrative proceedings primarily arising in the normal course of its business. The Company has accrued $0.3 million related to a software litigation settlement offer as of June 30, 2012. In the opinion of the Company, except as set forth above, its liability, if any, under any other pending litigation or administrative proceedings would not materially affect its financial condition, results of operations or cash flows. Furthermore, the Company has not been the subject of any product liability litigation.

7. Income Taxes

The Company evaluates its deferred tax assets on a regular basis to determine if valuation allowances are required. In its evaluation, the Company considers taxable loss carryback availability, expectations of sufficient future taxable income, trends in earnings, existence of taxable income in recent years, the future reversal of temporary differences and available tax planning strategies that could be implemented, if required.  Valuation allowances are established based on the consideration of all available evidence using a more likely than not standard.  Based on the Company’s evaluation, a valuation allowance of $2.8 million was established against its net deferred tax assets for the six months ended June 30, 2012. This amount was in addition to the $11.2 million valuation allowance that was recorded as of December 31, 2011.

8. Subsequent Events

On August 3, 2012, the employment relationship between the Company and its former Chief Information Officer was terminated. As a result, the Company will record a severance charge of $0.1 million in the three months ending September 30, 2012. On August 6, 2012, the Company named its new Chief Information Officer/Chief Technology Officer.

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

Overview

We are a leading online retailer, based on annual sales volume, of health and wellness products, including dietary supplements such as vitamins, minerals, herbs and other botanicals, amino acids and metabolites (which we refer to as “VMHS”), as well as cosmetics, organic body and personal care products, pet products, sports nutrition and health foods. We sell these products directly to consumers primarily through our website, www.vitacost.com . We strive to offer our customers the broadest selection of healthy living products, while providing superior customer service and timely and accurate delivery.

We were incorporated in Delaware in May 1994 and began operations as a catalog retailer of third-party vitamins and supplements under the name Nature’s Wealth Company. In 1999, we launched Vitacost.com and introduced our proprietary vitamins and supplements under our Nutraceutical Sciences Institute (“NSI”) brand. In 2000, we began operations under the name Vitacost.com, Inc. In September 2009, we completed our Initial Public Offering.

Private Placement

On February 16, 2012, we entered into the Purchase Agreement pursuant to which the Investors purchased, and we sold, an aggregate of 4.9 million shares of our common stock at a purchase price of $7.04 per share, and warrants to purchase an aggregate of 1.7 million shares of common stock for an aggregate purchase price of $34.8 million. The warrants have an exercise price of $7.04 per share and a term of four years. The proceeds from the financing are being used primarily to expand and optimize our distribution network. Of this amount, an estimated $5.0 million is being used to complete the upgrade of our existing distribution centers. A substantial portion of the upgrade was completed during the second quarter 2012. The upgrade is expected to continue through the end of the year. In addition, an estimated $15.0 million may be used to invest in and stock a third distribution center to support our sales growth. We initially intended to begin investing in a new facility in the second half of 2012, but due to the significant increase in our capacity associated with the distribution center expansions in North Carolina and Nevada, we are now evaluating an investment in a new facility in 2013. We intend to use the remaining proceeds from the financing for general operations.

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

The health and wellness industry continues to benefit from positive demographic trends, with an aging population, and trends affecting health and lifestyle preferences, with an increasingly health conscious consumer. In addition, the increasing cost of traditional healthcare has helped bolster demand for natural products to help ward off more expensive medical visits and prescription drugs. Changes in these trends and other factors that we may not foresee may also impact our business, including potential regulatory actions by the Food and Drug Administration (“FDA”) and the Federal Trade Commission (“FTC”) that may affect the viability of certain products that we offer.

Sources of Revenue

We derive our revenue principally through the sale of products and freight billed to customers associated with the shipment of products. Net product sales accounted for approximately 96% and 97% of our total net sales, for the six months ended June 30, 2012 and 2011, respectively, with freight comprising the remainder.

Cost of Goods Sold and Operating Expenses

Cost of Goods Sold. Cost of goods sold consists primarily of the cost of the product sold and the cost of shipping the product to the customers.

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

Results of Operations

The following table sets forth certain condensed consolidated statements of operations data as a percentage of net sales for the three and six months ended June 30, 2012 and 2011, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(unaudited)		(unaudited)
	2012	2011	2012	2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	76.2	78.0	76.7	77.0
Gross profit	23.8	22.0	23.3	23.0
Operating expenses:
Fulfillment	9.8	7.7	9.9	7.7
Sales and marketing	10.0	7.9	10.5	8.0
General and administrative	9.4	11.9	9.6	11.9
Total operating expense	29.2	27.6	30.0	27.6
Operating loss	(5.4)	(5.6)	(6.7)	(4.6)
Net loss	(5.4)%	(5.6)%	(6.6)%	(4.6)%

Comparison of Three Months Ended June 30, 2012 to Three Months Ended June 30, 2011

	Three Months Ended
	June 30,
	(unaudited)		$	%
	2012	2011	Increase	Increase
	(In thousands)
Third-party products	$57,925	$47,807	$10,118	21.2%
Proprietary products	18,991	16,221	2,769	17.1
Freight	2,961	1,863	1,098	58.9
Net sales	79,877	65,891	13,986	21.2
Cost of goods sold	60,886	51,418	9,468	18.4
Gross profit	$18,991	$14,473	$4,518	31.2%

Net Sales.  Net sales increased approximately $14.0 million, or 21.2%, to $79.9 million for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. Net sales of our third-party products increased $10.1 million, or 21.2% to $57.9 million for the three months ended June 30, 2012. Net sales of our proprietary products increased $2.8 million, or 17.1%, to $19.0 million for the three months ended June 30, 2012, and freight increased $1.1 million, or 59.0%, to $3.0 million for the three months ended June 30, 2012.

The increase in net sales was primarily the result of an increase in our customer base and the number of shipped orders compared to the three months ended June 30, 2011. As of June 30, 2012, we had 1.9 million active customers, an increase of 55.8% from June 30, 2011. For the three months ended June 30, 2012, we shipped 1.2 million orders, which represent a 36.4% increase over the three months ended June 30, 2011. The growth in active customers and the number of shipped orders was due to a greater emphasis on new customer acquisition, as we expanded our marketing activities and promotional offers and grew our network of affiliates and partners during the quarter. In the second half of 2011 we began distributing our products on Amazon.com and we launched our Refer-A-Friend campaign, both of which continue to be significant drivers of our new customer growth.

Cost of Goods Sold. Cost of goods sold increased approximately $9.5 million, or 18.4%, to $60.9 million for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. As a percentage of net sales, cost of goods sold decreased to 76.2% for the three months ended June 30, 2012 from 78.0% for the three months ended June 30, 2011.

Gross Profit.  Gross profit increased approximately $4.5 million, or 31.2%, to $19.0 million for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. Gross margin increased to 23.8% for the three months ended June 30, 2012 from 22.0% for the three months ended June 30, 2011. The increase in gross margin was primarily related to the reduction in our shipping costs per order, as we implemented a program to reduce shipping expenses in the latter part of 2011 combined with higher product margins.

Fulfillment. Fulfillment expense increased approximately $2.7 million, or 53.2%, to $7.8 million for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. As a percentage of net sales, fulfillment expense increased to 9.8% for the three months ended June 30, 2012 compared to 7.7% for the three months ended June 30, 2011. The period-over-period increase in fulfillment expense as a percentage of sales was primarily attributable to a lower average order value in the quarter and costs associated with our freight reduction program. The increase in fulfillment costs on a dollar basis was primarily the result of an increase in the number of shipped orders and costs associated with our freight reduction program. Excluding costs of the freight reduction program, fulfillment expenses were consistent on a per order basis. We are investing in and aggressively working to improve our fulfillment efficiency capacity in an effort to reduce fulfillment expense on a per order basis.

Sales and Marketing. Sales and marketing expense increased approximately $2.8 million, or 52.8%, to $8.0 million for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. As a percentage of net sales, expenses increased to 10.0% for the three months ended June 30, 2012 from 7.9% for the three months ended June 30, 2011. The increase in sales and marketing expense was primarily related to a $1.4 million increase in fees paid to affiliates and partners associated with the expanded distribution of our products. Employee compensation costs also increased by $0.6 million, as we expanded our marketing team to support our growth initiatives. We also increased our advertising spend by $0.4 million, as we completed our national radio campaign and expanded our online advertising presence during the period. We believe sales and marketing expenses may increase in the future as we continue to invest in marketing initiatives to drive additional growth in our customer base.

General and Administrative. General and administrative expenses decreased approximately $0.3 million, or 4.0%, to $7.5 million for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. As a percentage of net sales, expenses decreased to 9.4% for the three months ended June 30, 2012 from 11.9% for the three months ended June 30, 2011. Included in the 2011 amount were $1.1 million in expenses primarily related to our equity capitalization issue and strategic review. Excluding the aforementioned items general and administrative expenses increased $0.8 million period over period. The increase was primarily attributable to increased stock-based compensation costs, increased credit card fees due to higher sales, and increased other administrative costs. We believe general and administrative expense may increase in the future as we invest in our information technology infrastructure to support our future growth.

Income Tax. Income tax expense was an insignificant amount and remained flat for the three months ended June 30, 2012 when compared to the same period in the prior year. This was a result of reducing our net deferred tax assets to zero at December 31, 2010 and maintaining a valuation allowance on our deferred tax assets though June 30, 2012.

Comparison of Six Months Ended June 30, 2012 to Six Months Ended June 30, 2011

	Six Months Ended
	June 30,
	(unaudited)		$	%
	2012	2011	Increase	Increase
	(In thousands)
Third-party product	$119,811	$93,101	$26,710	28.7%
Proprietary products	37,005	31,971	5,034	15.7
Freight	6,654	4,581	2,073	45.2
Net sales	163,470	129,653	33,817	26.1
Cost of goods sold	125,330	99,814	25,516	25.6
Gross profit	$38,140	$29,839	$8,301	27.8%

Net Sales.  Net sales increased approximately $33.8 million, or 26.1%, to $163.5 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. Net sales of our third-party products increased $26.7 million, or 28.7% to $119.8 million for the six months ended June 30, 2012. Net sales of our proprietary products increased $5.0 million, or 15.7%, to $37.0 million for the six months ended June 30, 2012, and freight increased $2.1 million, or 45.2%, to $6.7 million for the six months ended June 30, 2012.

The increase in net sales was primarily the result of an increase in our customer base and the number of shipped orders compared to the six months ended June 30, 2011. As of June 30, 2012, we had 1.9 million active customers, an increase of 55.8% from June 30, 2011. For the six months ended June 30, 2012, we shipped 2.5 million orders, which represent a 45.4% increase over the six months ended June 30, 2011. The growth in active customers and the number of shipped orders was due to a greater emphasis on new customer acquisition, as we expanded our marketing activities and promotional offers and grew our network of affiliates and partners during the period. In the second half of 2011 we began distributing our products on Amazon.com and we launched our Refer-A-Friend campaign, both of which continue to be significant drivers of our new customer growth.

Cost of Goods Sold. Cost of goods sold increased approximately $25.5 million, or 25.6%, to $125.3 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. As a percentage of net sales, cost of goods sold decreased to 76.7% for the six months ended June 30, 2012 from 77.0% for the six months ended June 30, 2011.

Gross Profit.  Gross profit increased approximately $8.3 million, or 27.8%, to $38.1 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. Gross margin increased to 23.3% for the six months ended June 30, 2012 from 23.0% for the six months ended June 30, 2011. The increase in gross margin was primarily related to the reduction in our shipping costs per order, as we implemented a program to reduce shipping expenses in the latter part of 2011. The increase in gross margin was slightly offset by a reduction in product margin, primarily due to a shift toward third party products, which was due to higher growth rates in our food and other non-VHMS product categories where we do not have a large proprietary presence. These trends may continue as we intend to expand our third party product offerings at a faster rate than our proprietary products.

Fulfillment. Fulfillment expense increased approximately $6.2 million, or 61.6%, to $16.2 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. As a percentage of net sales, fulfillment expense increased to 9.9% for the six months ended June 30, 2012 compared to 7.7% for the six months ended June 30, 2011. The period-over-period increase in fulfillment expense as a percentage of sales was primarily attributable to a lower average order value in the period and costs associated with our freight reduction program. The increase in fulfillment costs on a dollar basis was primarily the result of an increase in the number of shipped orders and costs associated with our freight reduction program. Excluding costs of the freight reduction program, fulfillment expenses were consistent on a per order basis. We are investing in and aggressively working to improve our fulfillment efficiency capacity in an effort to reduce fulfillment expense on a per order basis.

Sales and Marketing. Sales and marketing expense increased approximately $6.8 million, or 65.1%, to $17.1 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. As a percentage of net sales, expenses increased to 10.5% for the six months ended June 30, 2012 from 8.0% for the six months ended June 30, 2011. The increase in sales and marketing expense was primarily related to a $3.1 million increase in fees paid to affiliates and partners associated with the expanded distribution of our products. We also increased our advertising spend by $1.6 million, as we completed our national radio campaign and expanded our online advertising presence during the period. Employee compensation costs also increased by $1.4 million, as we expanded our marketing team to support our growth initiatives. We believe sales and marketing expenses may increase in the future as we continue to invest in marketing initiatives to drive additional growth in our customer base.

General and Administrative. General and administrative expenses increased approximately $0.3 million, or 2.5%, to $15.7 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. As a percentage of net sales, expenses decreased to 9.6% for the six months ended June 30, 2012 from 11.8% for the six months ended June 30, 2011. Included in the 2012 amount were $0.6 million in expenses consisting primarily of the following: $0.2 million in severance paid to our former Interim Chief Financial Officer, $0.2 million in fees associated with the financing in the first quarter of 2012, and $0.1 million in additional legal expenses associated with the Class Action lawsuit. Included in the 2011 amount were $1.7 million in expenses primarily related to our equity capitalization issue and strategic review. Excluding the aforementioned items general and administrative expenses increased $1.5 million period over period. The increase was primarily attributable to increased employee compensation costs due to headcount growth in critical departments, increased stock-based compensation costs, increased credit card fees due to higher sales, and increased other administrative costs. We believe general and administrative expense may increase in the future as we invest in our information technology infrastructure to support our future growth.

Income Tax. Income tax expense was an insignificant amount and remained flat for the six months ended June 30, 2012 when compared to the same period in the prior year. This was a result of reducing our net deferred tax assets to zero at December 31, 2010 and maintaining a valuation allowance on our deferred tax assets though June 30, 2012.

Liquidity and Capital Resources

Liquidity. The significant components of our working capital are cash and cash equivalents, inventory and accounts receivable, primarily from credit card processors, reduced by accounts payable and accrued expenses. Cash and cash equivalents consist of cash and money market accounts.  The working capital characteristics of our business allow us to collect cash from sales to customers within a few business days of the related sale. At June 30, 2012, we had working capital of approximately $37.4 million.

Cash flows from operating activities. Net cash used in operating activities was $10.0 million and $4.4 million for the six months ended June 30, 2012 and 2011, respectively. The $5.6 million change in operating cash flows was primarily due to our increased net loss and increase in our inventory balance.

Cash flows from investing activities. Net cash (used in) provided by investing activities were ($4.0) million and $8.7 million for the six months ended June 30, 2012 and 2011, respectively. The $12.8 million change in cash flows from investing activities was primarily due to a decrease in proceeds from maturities of securities available-for-sale as we liquidated all our securities available-for-sale during the second quarter of 2011 and an increase in our capital expenditures.

Cash flows from financing activities. Net cash provided by financing activities was $34.9 million for the six months ended June 30, 2012 and an insignificant amount for the six months ended June 30, 2011. The $34.9 million change in cash flows from financing activities was primarily due to the net proceeds of $33.6 million from the financing in the first quarter of 2012 and the increase in proceeds from the exercise of stock options of $1.3 million.

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

On February 16, 2012, we entered into the Purchase Agreement pursuant to which the Investors purchased, and we sold, an aggregate of 4.9 million shares of our common stock at a purchase price of $7.04 per share, and warrants to purchase an aggregate of 1.7 million shares of common stock for an aggregate purchase price of $34.8 million. The warrants have an exercise price of $7.04 per share and a term of four years. The proceeds from the financing are being used primarily to expand and optimize our distribution network. Of this amount, an estimated $5.0 million is being used to complete the upgrade of our existing distribution centers. A substantial portion of the upgrade was completed during the second quarter 2012. The upgrade is expected to continue through the end of the year. In addition, an estimated $15.0 million may be used to invest in and stock a third distribution center to support our sales growth. We initially intended to begin investing in a new facility in the second half of 2012, but due to the significant increase in our capacity associated with the distribution center expansions in North Carolina and Nevada, we are now evaluating an investment in a new facility in 2013. We intend to use the remaining proceeds from the financing for general operations.

At June 30, 2012, we had $33.9 million in cash and cash equivalents. For the six months ended June 30, 2012, our net cash used in operating activities was $10.0 million which was primarily due to our net loss. We are in process of investing in our growth strategy which includes increasing our brand and company awareness, expanding our customer base, growing our product assortment and expanding and optimizing our distribution capabilities. As a result, we are working to increase our customers’ lifetime value by increasing the frequency of purchases and improving customer retention, while also improving our operating efficiencies. We believe the implementation of our growth strategy will reduce our net loss and our net cash used in operations in the future.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 during the quarter ended June 30, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Vitacost have been detected.

PART II.       OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

Refer to Note 6 Contingencies, of our consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q for a discussion on the nature of the legal proceedings against us, which is incorporated herein by reference.

ITEM 1A.   RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2011, which we hereby incorporate by reference into this Quarterly Report on Form 10-Q, and which could materially affect our business, financial condition or operating results.  While we  believe that there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, the risks described in our Annual Report on Form 10-K are not the only risks facing the Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.         MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.         OTHER INFORMATION

None.

 ITEM 6.         EXHIBITS

3.1	Certificate of Incorporation of the Registrant (1)
3.2	Bylaws of the Registrant (2)
10.1	Employment Agreement dated August 6, 2012 between Vitacost.com, Inc. and Joseph R. Topper Jr. (3)
*31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.CAL	XBRL Taxonomy Calculation Linkbase Document
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1) Filed as an Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed with the SEC on September 28, 2011.

(2) Filed as an Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed with the SEC on September 28, 2011.

(3) Filed as an Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with SEC on August 6, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VITACOST.COM, INC.

By:	/s/ Jeffrey J. Horowitz
Name: Jeffrey J. Horowitz
Title: Chief Executive Officer

By:	/s / Brian D. Helman
Name: Brian D. Helman
Title: Chief Financial Officer

Date: August 8, 2012

INDEX TO EXHIBITS

Exhibits

3.1	Certificate of Incorporation of the Registrant (1)
3.2	Bylaws of the Registrant (2)
10.1	Employment Agreement dated August 6, 2012 between Vitacost.com, Inc. and Joseph R. Topper Jr. (3)
*31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.CAL	XBRL Taxonomy Calculation Linkbase Document
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1) Filed as an Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed with the SEC on September 28, 2011.

(2) Filed as an Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed with the SEC on September 28, 2011.

(3) Filed as an Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with SEC on August 6, 2012.

