Form 10-Q
period 2012-09-30
Vitacost.com, Inc.
filed 2012-11-07
CIK 1401688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☒

As of November 1, 2012, the registrant has 33,410,421 shares of common stock outstanding.

Vitacost.com, Inc. Form 10-Q

PART I.         FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

Vitacost.com, Inc.

Consolidated Balance Sheets

(unaudited)

	As of
	September 30, 2012	December 31, 2011
	(In thousands, except par value)
Assets
Current Assets
Cash and cash equivalents	$35,007	$12,939
Accounts receivable, net	2,800	2,169
Inventory	31,214	34,822
Prepaid expenses	1,371	1,912
Other receivables	3,029	264
Other assets	74	2,344
Total current assets	73,495	54,450

Property and equipment, net	33,653	33,629
Restricted cash	225	225
Deposits	245	125
Goodwill	2,200	2,200

Total assets	$109,818	$90,629

Liability and Stockholders' Equity
Current Liabilities
Accounts payable	$27,340	$30,250
Deferred revenue	4,453	4,573
Accrued expenses	8,403	6,425
Total current liabilities	40,196	41,248

Deferred tax liability	336	574
Total liabilities	40,532	41,822

Commitments and contingencies

Stockholders' Equity
Preferred stock, par value $.00001 per share; 25,000 shares authorized ; no shares issued and outstanding	-	-
Common stock, par value $.00001 per share; 100,000 shares authorized ; 33,410 and 27,975 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	-	-
Additional paid-in capital	108,476	76,262
Warrants	4,262	-
Accumulated deficit	(43,452)	(27,455)
Total stockholders' equity	69,286	48,807
Total liabilities and stockholders' equity	$109,818	$90,629

The accompanying notes are an integral part of these consolidated financial statements.

Vitacost.com, Inc.

Consolidated Statements of Operations and Comprehensive Income

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands, except per share)
Net sales	$82,218	$63,456	$245,688	$193,109
Cost of goods sold	63,453	49,024	188,783	148,837
Gross profit	18,765	14,432	56,905	44,272

Operating expenses:
Fulfillment	8,476	5,603	24,692	15,639
Sales and marketing	8,017	6,391	25,153	16,767
General and administrative	7,478	7,797	23,147	23,125
	23,971	19,791	72,992	55,531

Operating loss	(5,206)	(5,359)	(16,087)	(11,259)

Other income	78	11	129	36

Loss before income taxes	(5,128)	(5,348)	(15,958)	(11,223)
Income tax (expense) benefit	(13)	7	(39)	(40)
Net loss	$(5,141)	$(5,341)	$(15,997)	$(11,263)

Basic per share information:
Net loss available to common stockholders	$(0.15)	$(0.19)	$(0.49)	$(0.41)
Weighted average shares outstanding	33,364	27,836	32,414	27,806

Diluted per share information:
Net loss available to common stockholders	$(0.15)	$(0.19)	$(0.49)	$(0.41)
Weighted average shares outstanding	33,364	27,836	32,414	27,806

Other comprehensive income, net of tax:
Unrealized gain on available-for-sale securities	-	-	-	20
Other comprehensive income	-	-	-	20
Comprehensive loss	$(5,141)	$(5,341)	$(15,997)	$(11,243)

The accompanying notes are an integral part of these consolidated financial statements.

Vitacost.com, Inc.

Consolidated Statements of Stockholders' Equity

(unaudited)

			Additional
	Common Stock		Paid-In		Accumulated
	Shares	Amount	Capital	Warrants	Deficit	Total
	(In thousands)
Balance, December 31, 2011	27,975	$-	$76,262	$-	$(27,455)	$48,807
Net loss	-	-	-	-	(15,997)	(15,997)
Stock options exercised	515	-	1,313	-	-	1,313
Stock-based compensation expense	-	-	1,524	-	-	1,524
Stock issued in private placement, net	4,920	-	29,377	-	-	29,377
Warrants issued in private placement, net	-	-	-	4,262	-	4,262
Balance at September 30, 2012	33,410	$-	$108,476	$4,262	$(43,452)	$69,286

The accompanying notes are an integral part of these consolidated financial statements.

Vitacost.com, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended September 30,
	2012	2011
	(In thousands)
Cash Flows From Operating Activities
Net loss	$(15,997)	$(11,263)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,764	4,569
Amortization of premium on debt securities available-for-sale	-	72
Realized gain on the sale of securities available-for-sale	-	(1)
Stock-based compensation expense	1,524	1,112
Deferred taxes	(238)	39
Loss on disposition of property and equipment and other assets	46	32
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(631)	(648)
Other receivables	(2,765)	954
Inventory	3,608	(2,080)
Prepaid expenses	541	(341)
Deposits	(120)	4
Other assets	2,270	1,135
Increase (decrease) in:
Accounts payable	(2,910)	2,198
Deferred revenue	(120)	1,169
Accrued expenses	1,979	(4,195)
Net cash used in operating activities	(8,049)	(7,244)
Cash Flows From Investing Activities
Proceeds from disposition of property and equipment	74	-
Payments for the purchase of property and equipment	(4,909)	(2,608)
Increase in restricted cash	-	(225)
Proceeds from maturities of securities available-for-sale	-	10,861
Net cash (used in) provided by investing activities	(4,835)	8,028
Cash Flows From Financing Activities
Proceeds from private placement, net	33,639	-
Principal payments on notes payable	-	(59)
Proceeds from the exercise of stock options	1,313	86
Net cash provided by financing activities	34,952	27
Net increase in cash and cash equivalents	22,068	811
Cash and cash equivalents:
Beginning of year	12,939	11,952
End of period	$35,007	$12,763

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$-	$3
Income taxes	$-	$-

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

Basis of presentation

The accompanying unaudited consolidated financial statements of Vitacost as of September 30, 2012, and for the three and nine months ended September 30, 2012 and 2011, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information along with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) for annual financial statements. In management’s opinion, Vitacost has made all adjustments (consisting of normal, recurring and non-recurring adjustments) during the quarter that were considered necessary for the fair presentation of the financial position and operating results of the Company. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. In addition, the results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2012, or for any other period. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes, together with management’s discussion and analysis of financial position and results of operations, contained in Vitacost’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “Form 10-K”).

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

Earnings per share:

The Company computed earnings per share by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by giving effect to all potentially dilutive common shares, including stock options and warrants. The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Weighted-average shares outstanding - basic	33,364	27,836	32,414	27,806
Effect of dilutive securities	-	-	-	-
Weighted-average shares outstanding - diluted	33,364	27,836	32,414	27,806

For the periods where the Company reported losses, all common stock equivalents are excluded from the computation of diluted earnings per share, since the result would be antidilutive. Securities that were not included in the calculation of diluted earnings per share because to do so would have been antidilutive for the periods presented, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Stock options	2,248	2,648	2,248	2,648
Warrants	1,681	-	1,681	-
Total antidilutive common stock equivalents excluded from diluted earnings per share	3,929	2,648	3,929	2,648

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

Concentration of credit risk:

The Company’s cash and cash equivalents were held by one major financial institution and for certain accounts exceed federally insured limits. These cash and cash equivalent balances could be impacted if the underlying financial institution fails or is subjected to other adverse conditions in the financial markets.  To date, the Company has experienced no loss or lack of access to its cash and cash equivalents.

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

3. Inventory

Inventory consists of the following as of September 30, 2012 and December 31, 2011:

	September 30,	December 31,
	2012	2011
	(In thousands)
Raw materials	$-	$2,959
Work in process and bulk	1,331	2,591
Finished goods	29,883	29,272
	$31,214	$34,822

On August 28, 2012, the Company entered into an agreement to outsource its manufacturing operations and lease its manufacturing facilities to a third party provider effective September 1, 2012. In connection with the outsourcing of its manufacturing operations, the Company sold certain inventory to the third party provider which will be used to manufacture products for the Company. The total selling price was $2.2 million, which will be paid in six monthly payments of $0.4 million with the first payment due on October 1, 2012. The Company incurred a loss of $0.1 million on the sale of the inventory.

4. Property and Equipment

Property and equipment consists of the following as of September 30, 2012 and December 31, 2011:

	September 30,	December 31,
	2012	2011
	(In thousands)
Buildings and building improvements	$12,759	$12,428
Furniture, fixtures and equipment	24,149	21,594
Computers	3,380	2,709
Software	7,887	7,235
Leasehold improvements	2,670	2,620
Land	460	460
	51,305	47,046
Less accumulated depreciation	(19,700)	(14,995)
	31,605	32,051
Construction-in-progress	2,048	1,578
	$33,653	$33,629

Construction-in-progress was primarily related to the upgrade of the Company’s Lexington, North Carolina distribution facility.

5. Stock Option Plan

In September 2011, the Company obtained approval of the 2011 Incentive Compensation Plan (the “Plan”), which replaced the 2007 Stock Award Plan (the “2007 Plan”). The 2007 Plan, however, will continue to govern awards previously granted under it. The Plan share reserve includes the sum of 6.0 million shares of the Company’s common stock, plus (i) any shares of its common stock which have been reserved but not issued pursuant to any awards granted under the 2007 Plan, and (ii) the number of shares subject to outstanding awards under the 2007 Plan that expire or otherwise terminate without having been exercised in full, or are forfeited to or repurchased by the Company.

A summary of the Company’s stock option activity related to common stock for the nine months ended September 30, 2012 and 2011 is as follows:

	2012		2011
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
	(In thousands except exercise price)
Outstanding at beginning of period	4,262	$5.69	2,718	$6.42
Granted	2,094	6.73	1,585	4.10
Exercised	(515)	2.55	(75)	1.14
Forfeited	(550)	6.64	(5)	9.72
Outstanding at period end	5,291	$6.61	4,223	$5.64
Exercisable at period end	2,248	$6.86	2,648	$6.05

As of September 30, 2012 and September 30, 2011, there was $7.8 million and $4.7 million, respectively, of total unrecognized compensation cost, net of estimated forfeitures, related to stock options granted under the Company’s stock incentive plans, which is expected to be recognized over a weighted average period of 3.27 and 2.94 years, respectively.

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

On June 25, 2012 the Southern District of Florida entered its order granting defendants’ motion to dismiss in full and dismissing the second amended complaint with prejudice. On July 23, 2012, lead plaintiff filed notice of appeal to the Eleventh Circuit of the order granting defendants’ motion to dismiss. Plaintiff-Appellant filed its opening appellate brief on September 17, 2012, and Defendant-Appellees filed their responding brief on October 29, 2012.

The Company records provisions in its consolidated financial statements for pending litigation when it determines that an unfavorable outcome is probable and the amount of loss can be reasonably estimated. As of September 30, 2012, the Company has concluded that it is not probable that a loss has been incurred and is unable to estimate the possible loss or range of loss that could result from an unfavorable verdict. Therefore, the Company has not provided any amounts in the consolidated financial statements for an unfavorable outcome. The Company believes that it has meritorious arguments for affirmation of the Southern District of Florida’s order that it will raise in the appeal. It is possible that the Company’s consolidated financial statements could be materially adversely affected by an unfavorable outcome.

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

7. Income Taxes

The Company evaluates its deferred tax assets on a regular basis to determine if valuation allowances are required. In its evaluation, the Company considers taxable loss carryback availability, expectations of sufficient future taxable income, trends in earnings, existence of taxable income in recent years, the future reversal of temporary differences and available tax planning strategies that could be implemented, if required.  Valuation allowances are established based on the consideration of all available evidence using a more likely than not standard.  Based on the Company’s evaluation, a valuation allowance of $4.6 million was established against its net deferred tax assets for the nine months ended September 30, 2012. This amount was in addition to the $11.2 million valuation allowance that was recorded as of December 31, 2011.

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

All forward-looking statements, including, without limitation, our examination of historical operating trends, are based upon our current expectations and various assumptions. We believe there is a reasonable basis for our expectations and beliefs, but they are inherently uncertain. We may not realize our expectations and our beliefs may not prove correct. Actual results could differ materially from those described or implied by such forward-looking statements and are subject to change due to inherent risks and uncertainties such as those disclosed or incorporated by reference to our filings with the Securities and Exchange Commission (“SEC”). Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from the forward-looking statements are set forth in this Quarterly Report on Form 10-Q, under the heading "Risk Factors" and include, among others:

•	the current global economic climate;

•	significant competition in our industry;

•	unfavorable publicity or consumer perception of our products on the Internet;

•	the incurrence of material product liability and product recall costs;

•	costs of compliance and our failure to comply with government regulations;

•	our inability to successfully defend intellectual property claims;

•	our failure to keep pace with the changing demands and preferences of our customers for new products;

•	disruptions in our information technology systems; and

•	the lack of long-term experience with human consumption of some of our products with innovative ingredients.

Overview

We are a leading online retailer, based on annual sales volume, of health and wellness products, including dietary supplements such as vitamins, minerals, herbs and other botanicals, amino acids and metabolites (which we refer to as “VMHS”), as well as cosmetics, organic body and personal care products, pet products, sports nutrition and health foods. We sell these products directly to consumers primarily through our website, www.vitacost.com .. We strive to offer our customers the broadest selection of healthy living products, while providing superior customer service and timely and accurate delivery.

We were incorporated in Delaware in May 1994 and began operations as a catalog retailer of third-party vitamins and supplements under the name Nature’s Wealth Company. In 1999, we launched Vitacost.com and introduced a line of proprietary vitamins and supplements. In 2000, we began operations under the name Vitacost.com, Inc. In September 2009, we completed our Initial Public Offering.

Private Placement

On February 16, 2012, we entered into the Purchase Agreement pursuant to which the Investors purchased, and we sold, an aggregate of 4.9 million shares of our common stock at a purchase price of $7.04 per share, and warrants to purchase an aggregate of 1.7 million shares of common stock for an aggregate purchase price of $34.8 million. The warrants have an exercise price of $7.04 per share and a term of four years. A portion of the proceeds from the financing are being used to expand and optimize our distribution network. Of this amount, an estimated $5.0 million is being used to complete the upgrade of our existing distribution centers. A substantial portion of the upgrade was completed as of September 30, 2012. The remainder of the upgrade is expected to continue into 2013. In addition, an estimated $15.0 million may be used to invest in and stock a third distribution center to support our sales growth. We initially intended to begin investing in a new facility in the second half of 2012, but due to the significant increase in our capacity associated with the distribution center expansions in North Carolina and Nevada, we are now evaluating an investment in a new facility in 2013. We intend to use the remaining proceeds from the financing for general operations.

Manufacturing Outsourcing

On August 28, 2012, we entered into an agreement to outsource our manufacturing operations and lease our manufacturing facilities to a third party provider effective September 1, 2012. Approximately forty percent of our proprietary products were supplied by contract manufactures, and this transaction outsources the remaining portion. We do not expect the transaction to have a material impact on our results from operations. We expect the transaction to have approximately a $4.0 million to $5.0 million positive impact on cash flows from operating activities through the reduction of proprietary inventory levels.

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

Sources of Revenue

We derive our revenue principally through the sale of products and freight billed to customers associated with the shipment of products. Net product sales accounted for approximately 96% and 97% of our total net sales, for the nine months ended September 30, 2012 and 2011, respectively, with freight comprising the remainder.

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

Results of Operations

The following table sets forth certain condensed consolidated statements of operations data as a percentage of net sales for the three and nine months ended September 30, 2012 and 2011, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2012	2011	2012	2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	77.2	77.3	76.8	77.1
Gross profit	22.8	22.7	23.2	22.9
Operating expenses:
Fulfillment	10.3	8.8	10.1	8.1
Sales and marketing	9.8	10.1	10.2	8.7
General and administrative	9.1	12.3	9.4	12.0
Total operating expense	29.2	31.2	29.7	28.8
Operating loss	(6.3)	(8.4)	(6.5)	(5.8)
Net loss	(6.3)%	(8.4)%	(6.5)%	(5.8)%

Comparison of Three Months Ended September 30, 2012 to Three Months Ended September 30, 2011

	Three Months Ended
	September 30,
	(unaudited)		$	%
	2012	2011	Increase	Increase
	(In thousands)
Third-party products	$61,492	$46,753	$14,739	31.5%
Proprietary products	17,846	14,679	3,167	21.6
Freight	2,880	2,024	856	42.3
Net sales	82,218	63,456	18,762	29.6
Cost of goods sold	63,453	49,024	14,429	29.4
Gross profit	$18,765	$14,432	$4,333	30.0%

Net Sales.  Net sales increased approximately $18.8 million, or 29.6%, to $82.2 million for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. Net sales of our third-party products increased $14.7 million, or 31.5%, to $61.5 million for the three months ended September 30, 2012. Net sales of our proprietary products increased $3.2 million, or 21.6%, to $17.8 million for the three months ended September 30, 2012, and freight increased $0.9 million, or 42.3%, to $2.9 million for the three months ended September 30, 2012.

The increase in net sales was primarily the result of an increase in our customer base and the number of shipped orders compared to the three months ended September 30, 2011. As of September 30, 2012, we had 2.0 million active customers, an increase of 62.0% from September 30, 2011. For the three months ended September 30, 2012, we shipped 1.2 million orders, which represents a 36.8% increase over the three months ended September 30, 2011. The growth in active customers and the number of shipped orders was due to a greater emphasis on new customer acquisition, as we expanded our marketing activities and promotional offers and grew our network of affiliates and partners during the quarter. In the second half of 2011 we began distributing our products on Amazon.com and we launched our Refer-A-Friend campaign, both of which continue to be significant drivers of our new customer growth.

Cost of Goods Sold. Cost of goods sold increased approximately $14.4 million, or 29.4%, to $63.5 million for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. As a percentage of net sales, cost of goods sold remained relatively flat for the three months ended September 30, 2012 when compared to the three months ended September 30, 2011.

Gross Profit.  Gross profit increased approximately $4.3 million, or 30.0%, to $18.8 million for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. Excluding the $0.1 million loss on the sale of inventory related to the outsourcing of manufacturing operations, gross margin was 22.9% for the three months ended September 30, 2012 compared to 22.7% for the three months ended September 30, 2011. The increase in gross margin was primarily related to the reduction in our shipping costs per order, as we implemented a program to reduce shipping expenses in the latter part of 2011. The increase in gross margin was slightly offset by a reduction in product margin, primarily due to increased promotions.

Fulfillment. Fulfillment expense increased approximately $2.9 million, or 51.3%, to $8.5 million for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. As a percentage of net sales, fulfillment expense increased to 10.3% for the three months ended September 30, 2012 compared to 8.8% for the three months ended September 30, 2011. The period-over-period increase in fulfillment expense as a percentage of sales was primarily attributable to a lower average order value in the quarter. Additionally, the increase was also due to fees associated with our freight reduction program and increased employee primarily expenses associated with the fulfillment centers upgrade project, which are intended to deliver fulfillment cost efficiencies. We are investing in and aggressively working to improve our fulfillment efficiency.

Sales and Marketing. Sales and marketing expense increased approximately $1.6 million, or 25.4%, to $8.0 million for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. As a percentage of net sales, expenses decreased to 9.8% for the three months ended September 30, 2012 from 10.1% for the three months ended September 30, 2011. Included in the 2011 amount was $0.9 million in severance and executive recruiting expenses. Excluding these items, sales and marketing expenses increased $2.5 million period-over-period. The increase in sales and marketing was primarily due to fees of $1.3 million paid to affiliates and partners associated with the expanded distribution of our products, increased online advertising of $0.6 million, increased employee expenses of $0.4 million and increased other sales and marketing costs of $0.2 million. We believe sales and marketing expense may increase in the future as we continue to invest in marketing initiatives to drive additional growth in our customer base.

General and Administrative. General and administrative expense decreased approximately $0.3 million, or 4.1%, to $7.5 million for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. As a percentage of net sales, expenses decreased to 9.1% for the three months ended September 30, 2012 from 12.3% for the three months ended September 30, 2011. Included in the 2012 amount was a $0.1 million severance payment to our former Chief Information Officer and $0.1 million of relocation expenses to our new Chief Information Officer and Chief Technology Officer, offset by $0.3 million related to the release of a litigation accrual. Included in the 2011 amount were $0.8 million in expenses consisting of the following: $0.4 million primarily related to the Company’s equity capitalization issue, $0.3 million related to a litigation settlement offer and $0.1 million for an adjustment to the severance settlements for our former Chief Executive Officer and former Chief Financial Officer. Excluding the aforementioned items in both periods, general and administrative expense increased $0.6 million period over period. The increase was primarily attributable to increased employee compensation costs of $0.3 million due to headcount growth in critical departments and increased credit card fees of $0.3 million due to higher sales. We believe general and administrative expense may increase in the future as we invest in our information technology infrastructure to support our future growth.

Income Tax. Income tax expense was an insignificant amount and remained flat for the three months ended September 30, 2012 when compared to the same period in the prior year. This was a result of reducing our net deferred tax assets to zero at December 31, 2010 and maintaining a valuation allowance on our deferred tax assets though September 30, 2012.

Comparison of Nine Months Ended September 30, 2012 to Nine Months Ended September 30, 2011

	Nine Months Ended
	September 30,
	(unaudited)		$	%
	2012	2011	Increase	Increase
	(In thousands)
Third-party product	$181,303	$139,854	$41,449	29.6%
Proprietary products	54,852	46,650	8,202	17.6
Freight	9,533	6,605	2,928	44.3
Net sales	245,688	193,109	52,579	27.2
Cost of goods sold	188,783	148,837	39,946	26.8
Gross profit	$56,905	$44,272	$12,633	28.5%

Net Sales.  Net sales increased approximately $52.6 million, or 27.2%, to $245.7 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. Net sales of our third-party products increased $41.4 million, or 29.6%, to $181.3 million for the nine months ended September 30, 2012. Net sales of our proprietary products increased $8.2 million, or 17.6%, to $54.9 million for the nine months ended September 30, 2012, and freight increased $2.9 million, or 44.3%, to $9.5 million for the nine months ended September 30, 2012.

The increase in net sales was primarily the result of an increase in our customer base and the number of shipped orders compared to the nine months ended September 30, 2011. As of September 30, 2012, we had 2.0 million active customers, an increase of 62.0% from September 30, 2011. For the nine months ended September 30, 2012, we shipped 3.7 million orders, which represents a 42.5% increase over the nine months ended September 30, 2011. The growth in active customers and the number of shipped orders was due to a greater emphasis on new customer acquisition, as we expanded our marketing activities and promotional offers and grew our network of affiliates and partners during the period. In the second half of 2011 we began distributing our products on Amazon.com and we launched our Refer-A-Friend campaign, both of which continue to be significant drivers of our new customer growth.

Cost of Goods Sold. Cost of goods sold increased approximately $40.0 million, or 26.8%, to $188.8 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. As a percentage of net sales, cost of goods sold decreased to 76.8% for the nine months ended September 30, 2012 from 77.1% for the nine months ended September 30, 2011.

Gross Profit.  Gross profit increased approximately $12.6 million, or 28.5%, to $56.9 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. Excluding the $0.1 million loss on the sale of inventory related to the outsourcing of manufacturing operations, gross margin was 23.2% for the nine months ended September 30, 2012 compared to 22.9% for the nine months ended September 30, 2011. The increase in gross margin was primarily related to the reduction in our shipping costs per order, as we implemented a program to reduce shipping expenses in the latter part of 2011. The increase in gross margin was slightly offset by a reduction in product margin, primarily due to increased promotions.

Fulfillment. Fulfillment expense increased approximately $9.1 million, or 57.9%, to $24.7 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. As a percentage of net sales, fulfillment expense increased to 10.1% for the nine months ended September 30, 2012 compared to 8.1% for the nine months ended September 30, 2011. The period-over-period increase in fulfillment expense as a percentage of sales was primarily attributable to a lower average order value in the period. Additionally, the increase was also due to fees associated with our freight reduction program and increased employee expenses primarily associated with the fulfillment centers upgrade project, which are intended to deliver fulfillment cost efficiencies. We are investing in and aggressively working to improve our fulfillment efficiency.

Sales and Marketing. Sales and marketing expense increased approximately $8.4 million, or 50.0%, to $25.2 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. As a percentage of net sales, expenses increased to 10.2% for the nine months ended September 30, 2012 from 8.7% for the nine months ended September 30, 2011. Included in the 2011 amount was $0.9 million in severance and executive recruiting expenses. Excluding these items, sales and marketing expenses increased $9.3 million period-over-period. The increase in sales and marketing was primarily due to fees of $4.4 million paid to affiliates and partners associated with the expanded distribution of our products, increased online advertising of $2.2 million, increased employee expenses of $2.0 million, and increased other sales and marketing costs of $0.7 million. We believe sales and marketing expense may increase in the future as we continue to invest in marketing initiatives to drive additional growth in our customer base.

General and Administrative. General and administrative expense remained flat at $23.1 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. As a percentage of net sales, expenses decreased to 9.4% for the nine months ended September 30, 2012 from 12.0% for the nine months ended September 30, 2011. Included in the 2012 amount were $0.5 million in expenses consisting primarily of the following: $0.2 million in severance paid to our former Interim Chief Financial Officer, $0.2 million in fees associated with the financing in the first quarter of 2012, $0.1 million in additional legal expenses associated with the Class Action lawsuit, a $0.1 million severance payment to our former Chief Information Officer, and $0.1 million of relocation expenses to our new Chief Information Officer and Chief Technology Officer, partially offset by $0.3 million related to the release of a litigation accrual. Included in the 2011 amount were $2.5 million in expenses consisting of the following: $2.1 million in expenses primarily related to our equity capitalization issue and strategic review, $0.3 million related to a litigation settlement offer and $0.1 million for an adjustment to the severance settlements for our former Chief Executive Officer and former Chief Financial Officer. Excluding the aforementioned items, general and administrative expense increased $2.0 million period over period. The increase was primarily attributable to increased employee compensation costs of $0.8 million due to headcount growth in critical departments, increased credit card fees of $0.6 million due to higher sales, and increased other administrative costs of $0.6 million. We believe general and administrative expense may increase in the future as we invest in our information technology infrastructure to support our future growth.

Income Tax. Income tax expense was an insignificant amount and remained flat for the nine months ended September 30, 2012 when compared to the same period in the prior year. This was a result of reducing our net deferred tax assets to zero at December 31, 2010 and maintaining a valuation allowance on our deferred tax assets though September 30, 2012.

Liquidity and Capital Resources

Liquidity. The significant components of our working capital are cash and cash equivalents, inventory and accounts receivable, primarily from credit card processors, reduced by accounts payable and accrued expenses. Cash and cash equivalents consist of cash and money market accounts.  The working capital characteristics of our business allow us to collect cash from sales to customers within a few business days of the related sale. At September 30, 2012, we had working capital of approximately $33.3 million.

Cash flows from operating activities. Net cash used in operating activities was $8.0 million and $7.2 million for the nine months ended September 30, 2012 and 2011, respectively. The $0.8 million change in operating cash flows was primarily due to our increased net loss.

Cash flows from investing activities. Net cash (used in) provided by investing activities was ($4.8) million and $8.0 million for the nine months ended September 30, 2012 and 2011, respectively. The $12.9 million change in cash flows from investing activities was primarily due to a decrease in proceeds from maturities of securities available-for-sale as we liquidated all our securities available-for-sale during the second quarter of 2011 and an increase in our capital expenditures.

Cash flows from financing activities. Net cash provided by financing activities was $35.0 million for the nine months ended September 30, 2012 and an insignificant amount for the nine months ended September 30, 2011. The change in cash flows from financing activities was primarily due to the net proceeds of $33.6 million from the financing in the first quarter of 2012 and the increase in proceeds from the exercise of stock options of $1.2 million.

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

On February 16, 2012, we entered into the Purchase Agreement pursuant to which the Investors purchased, and we sold, an aggregate of 4.9 million shares of our common stock at a purchase price of $7.04 per share, and warrants to purchase an aggregate of 1.7 million shares of common stock for an aggregate purchase price of $34.8 million. The warrants have an exercise price of $7.04 per share and a term of four years. A portion of the proceeds from the financing are being used to expand and optimize our distribution network. Of this amount, an estimated $5.0 million is being used to complete the upgrade of our existing distribution centers. A substantial portion of the upgrade was completed as of September 30, 2012. The remainder of the upgrade is expected to continue into 2013. In addition, an estimated $15.0 million may be used to invest in and stock a third distribution center to support our sales growth. We initially intended to begin investing in a new facility in the second half of 2012, but due to the significant increase in our capacity associated with the distribution center expansions in North Carolina and Nevada, we are now evaluating an investment in a new facility in 2013. We intend to use the remaining proceeds from the financing for general operations.

On August 28, 2012, we entered into an agreement to outsource our manufacturing operations and lease our manufacturing facilities to a third party provider effective September 1, 2012. Approximately forty percent of our proprietary products were supplied by contract manufactures, and this transaction outsources the remaining portion. We do not expect the transaction to have a material impact on our results from operations. We expect the transaction to have approximately a $4.0 million to $5.0 million positive impact on cash flows from operating activities through the reduction of proprietary inventory levels.

At September 30, 2012, we had $35.0 million in cash and cash equivalents. For the nine months ended September 30, 2012, our net cash used in operating activities was $8.0 million which was primarily due to our net loss. We are investing in our growth strategy, which includes increasing our brand and company awareness, expanding our customer base, growing our product assortment and expanding and optimizing our distribution capabilities. As a result, we are working to increase our customers’ lifetime value by increasing the frequency of purchases and improving customer retention, while also improving our operating efficiencies. We believe the implementation of our growth strategy will reduce our net loss and our net cash used in operations in the future.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 during the quarter ended September 30, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.         MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.         OTHER INFORMATION

None.

ITEM 6.         EXHIBITS

3.1	Certificate of Incorporation of the Registrant (1)
3.2	Bylaws of the Registrant (2)
10.1	Employment Agreement between Vitacost.com, Inc. and Joseph R. Topper, Jr., dated August 6, 2012 (3)
10.1	Manufacturing Agreement between Vitacost.com, Inc. and Nature’s Value Inc., dated August 28, 2012. (4)
10.2	Facilities Lease Agreement among Vitacost.com, Inc., Nutra-Pharma Manufacturing Corp. and Nature’s Value, Inc., dated August 28, 2012. (5)
10.3	Equipment Rental Agreement among Vitacost.com, Inc., Nutra-Pharma Manufacturing Corp. and Nature’s Value, Inc., dated August 28, 2012. (6)
10.4	Services Agreement among Vitacost.com, Inc. and Nutra-Pharma Manufacturing Corp., dated August 28, 2012. (7)
*31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.CAL	XBRL Taxonomy Calculation Linkbase Document
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Filed as an Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed with the SEC on September 28, 2011.
(2)	Filed as an Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed with the SEC on September 28, 2011.
(3)	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on August 6, 2012.
(4)	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on August 29, 2012.
(5)	Filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the SEC on August 29, 2012.
(6)	Filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed with the SEC on August 29, 2012.
(7)	Filed as Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed with the SEC on August 29, 2012.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VITACOST.COM, INC.

	By:	/s/ Jeffrey J. Horowitz
Name: Jeffrey J. Horowitz
Title: Chief Executive Officer

	By:	/s/ Brian D. Helman
Name: Brian D. Helman
Title: Chief Financial Officer

Date: November 7, 2012

INDEX TO EXHIBITS

Exhibits

3.1	Certificate of Incorporation of the Registrant (1)
3.2	Bylaws of the Registrant (2)
10.1	Employment Agreement between Vitacost.com, Inc. and Joseph R. Topper, Jr., dated August 6, 2012 (3)
10.1	Manufacturing Agreement between Vitacost.com, Inc. and Nature’s Value Inc., dated August 28, 2012. (4)
10.2	Facilities Lease Agreement among Vitacost.com, Inc., Nutra-Pharma Manufacturing Corp. and Nature’s Value, Inc., dated August 28, 2012. (5)
10.3	Equipment Rental Agreement among Vitacost.com, Inc., Nutra-Pharma Manufacturing Corp. and Nature’s Value, Inc., dated August 28, 2012. (6)
10.4	Services Agreement among Vitacost.com, Inc. and Nutra-Pharma Manufacturing Corp., dated August 28, 2012. (7)
*31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.CAL	XBRL Taxonomy Calculation Linkbase Document
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Filed as an Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed with the SEC on September 28, 2011.
(2)	Filed as an Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed with the SEC on September 28, 2011.
(3)	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on August 6, 2012.
(4)	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on August 29, 2012.
(5)	Filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the SEC on August 29, 2012.
(6)	Filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed with the SEC on August 29, 2012.
(7)	Filed as Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed with the SEC on August 29, 2012.

* Filed herewith.

