Form 10-K
period 2012-12-31
Vitacost.com, Inc.
filed 2013-03-04
CIK 1401688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-34468

VITACOST.COM, INC.

(Exact name of registrant as specified in its charter)

Delaware	37-1333024
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

5400 Broken Sound Blvd., NW, Suite 500 Boca Raton, Florida	33487
(Address of principal executive offices)	(Zip Code))

Registrant’s telephone number, including area code: (561) 982-4180

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered
Common Stock, $0.00001 par value	The NASDAQ Stock Market LLC (NASDAQ Global Market)

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12-b-2 of Exchange Act. Yes ☐ No ☒

As of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting and non-voting equity held by non-affiliates of the registrant was approximately $128.4 million. Shares of the registrant’s common stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 27, 2013, the registrant has 33,505,521 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be delivered to stockholders in connection with the registrant’s 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

VITACOST.COM, INC. FORM 10-K

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

All forward-looking statements are based upon our current expectations and various assumptions and we do not assume any obligation to update any of these statements. We believe there is a reasonable basis for our expectations and beliefs, but they are inherently uncertain. We may not realize our expectations and our beliefs may not prove correct. Actual results could differ materially from those described or implied by such forward-looking statements and are subject to change due to the inherent risks and uncertainties, such as those disclosed or incorporated by reference in our filings with the SEC. Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from the forward-looking statements are set forth in this Annual Report on Form 10-K under Part I, Item 1 — Business, Item 1A — Risk Factors and Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operation and include, among others:

•	significant competition in our industry;

•	unfavorable publicity or consumer perception of our products on the Internet;

•	the incurrence of material product liability and product recall costs;

•	costs of compliance and our failure to comply with government regulations;

•	our inability to successfully defend intellectual property claims;

•	our failure to keep pace with the changing demands and preferences of our customers for new products;

•	the current global economic climate;

•	disruptions in our information technology systems; and

•	the lack of long-term experience with human consumption of some of our products with innovative ingredients.

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

PART I

Item 1. Business.

Vitacost.com, Inc.

We are a leading online retailer of health and wellness products, including dietary supplements such as vitamins, minerals, herbs and other botanicals (which we refer to as “vitamins and dietary supplements”), as well as cosmetics, natural personal care products, pet products, sports nutrition and health foods. We sell these products directly to consumers primarily through our website, www.vitacost.com. We strive to offer our customers the broadest selection of healthy living products at extremely competitive prices, while providing superior customer service.

We offer our customers a broad selection of approximately 40,000 Stock Keeping Units (“SKUs”), from over 2,000 third-party brands, such as New Chapter, Nature’s Way, Twinlab, Source Naturals, Jarrow Formulas, Jason, Desert Essence, Atkins, Bob’s Red Mill, BSN, Optimum Nutrition, USP Labs and MuscleTech in addition to our own proprietary brands: Vitacost, Cosmeceutical Sciences Institute (“CSI”), Best of All, and Smart Basics. We support our operations through our customer service center and our two distribution centers, delivering what we believe are industry-leading customer satisfaction results. Our website allows customers to easily browse and purchase products at prices typically significantly lower than manufacturers’ suggested retail prices. Our website also serves as an educational resource for consumers seeking information on healthy living and the attributes of health and wellness supplements.

Our growth is driven primarily by our ability to expand our customer base and grow our product offerings. Our customers are typically individuals seeking value in their purchases of health and wellness products. Our active customer base, which we define as customers who have purchased from us within the last twelve months, has steadily increased from approximately 270,000 at the end of 2005 to approximately 2.1 million as of December 31, 2012. On average, our customers make purchases from us two to three times a year and during 2012, approximately 72% of our orders were placed by repeat customers.

Corporate Information

We were incorporated in Delaware in May 1994 and began operations as a catalog retailer of third-party vitamins and supplements under the name Nature’s Wealth Company. In 1999, we launched Vitacost.com and introduced our proprietary vitamins and supplements. In 2000, we began operating under the name Vitacost.com, Inc. (the “Company”, “Vitacost”, or “Vitacost.com”). In September 2009, the Company completed its Initial Public Offering.  On September 28, 2011, Vitacost.com, Inc. completed a restructuring whereby it merged with and into Vitacost Merger Corporation, a wholly owned subsidiary of Vitacost.com, Inc., with Vitacost Merger Corporation surviving the merger. The surviving company continues to operate the business under the name Vitacost.com, Inc.

Industry Overview

The expansion of the Internet has benefited online retailers by improving methods of communication, delivery of content and ease of commerce. At the same time, consumers are leveraging online resources to make informed healthcare, dietary and nutritional choices and related purchasing.

U.S. Nutrition Industry.  According to the Nutrition Business Journal’s Direct to Consumer Selling in the Nutrition Industry Report 2012 (“NBJ”), total U.S. sales for the nutrition industry (including natural & organic food, functional foods, supplements and natural/organic personal care & household products) grew 8% to $126 billion in 2011. NBJ is forecasting U.S. sales for the total nutrition industry to grow at an 8% rate per year for the next nine years, reaching $244 billion in 2020. Steady growth reflects an overall health and wellness trend in the U.S. with an increased focus by consumers on their diet, exercise and overall health. Products targeting weight management, sports nutrition, chemical-free cleaners, and specialty diets such as gluten-free are becoming mainstay purchases made by today’s consumers. U.S. sales for the total nutrition industry through the Internet grew significantly faster than the overall category, increasing approximately 14% in 2011 to $3 billion, and accounted for an estimated 3% of total U.S. nutrition sales. NBJ is forecasting the internet channel to remain strong with sales expected to grow at a 13% compound annual growth rate (“CAGR”) over the next nine years, reaching $10 billion by 2020.

U.S. Dietary Supplement Market.  According to the NBJ’s Direct to Consumer Selling in the Nutrition Industry Report 2012, U.S. sales of dietary supplements (including vitamins, herbs, meal supplements and sports nutrition and specialty supplements) grew 7% to $30 billion in 2011. NBJ is forecasting U.S. sales of dietary supplements to grow at a 7% rate per year for the next nine years reaching $53 billion in 2020. Steady growth reflects customers’ purchases of these natural products to protect their health and ward off more expensive medical visits and prescription drugs. The dietary supplement industry is highly fragmented with products sold through multiple channels including retailers such as mass merchants, grocery stores, drug stores and specialty retailers, as well as through direct mail, catalogs, multi-level marketers and the Internet. U.S. sales of dietary supplements through the Internet grew significantly faster than the overall category increasing approximately 15% in 2011 to $1.5 billion and accounted for an estimated 5% of the total U.S. dietary supplement category. According to NBJ, internet sales of dietary supplements are expected to grow at a 13% CAGR over the next nine years, reaching $4.5 billion by 2020.

Our Value Proposition

We strive to offer our customers the broadest product selection of healthy living products at the best value, while providing superior customer service.

Broad Third-Party and Proprietary Product Selection. We offer approximately 40,000 SKUs representing over 2,000 brands, including nationally-recognized third-party brands and our proprietary brands. Our product selection is designed to appeal to a variety of demographic groups, including those seeking health maintenance and general well-being, individuals making household purchasing decisions for the family, baby boomers, the elderly and those with specific health concerns or goals. Our product selection regularly evolves as consumer preferences change.

Consistently Superior Value. We offer products at savings to our customers with prices typically significantly lower than manufacturers’ suggested retail prices. We provide even greater savings to our customers through our proprietary product lines.

Superior Customer Services. Our website is designed to attract natural search traffic while providing a convenient, educational, secure and efficient shopping experience. Products are cross-indexed to allow consumers to easily locate and compare products when searching by brand, ingredient or keyword. In addition, we maintain a customer service center which provides customers with answers to product and technical questions as well as processes customer orders. Finally, customer orders are quickly and accurately processed in our fulfillment centers.

Growth Initiatives

Our growth strategy is based on the following key initiatives:

•	Increase Brand and Company Awareness: We are increasing customer awareness of Vitacost.com and our vast healthy living and proprietary brand offerings. In January 2012, we unveiled a fresh new brand identity, complete with a new logo and corporate slogan, “take the cost out of healthy living”. In addition, we re-launched our website with a cleaner look and feel and improved usability features. We expanded our online content through a broader initiative to develop a deeper connection to our customers.

•	Expand Customer Base: We are focused on acquiring new customers in an effort to expand our customer base. Historically, our customers have had high repeat order rates and lifetime values, as we primarily sell consumable products. We believe future top-line growth will stem from an expanded customer base and increasing our touch points on the internet to target customers directly where and how they shop. Our marketing activities are primarily focused on online initiatives such as search engine marketing, search engine optimization and developing a network of affiliates. In addition, we are leveraging our existing customer base to attract new customers through our “Refer a Friend” program, which rewards existing customers for signing up new customers.

•	Expand Product Offerings: We continue to increase our product offerings of both third party and proprietary products to drive traffic to our site and increase basket size as we strive to become the leading online destination for health and wellness products. We continue to add brands and line extensions in our core Vitamins, Minerals, Herbs and Supplements (“VMHS”) category as well as in faster growing healthy living categories such as food, beauty, and sports nutrition. During 2012, we added over 5,000 net new SKUs, ending the year with approximately 40,000 SKUs live on our website.

•	Increase Lifetime Value by Increasing Frequency of Purchases and Improving Customer Retention: As we continue to diversify our product offerings in the healthy living space, there is a renewed effort to educate customers on the breadth of our product offerings to increase total basket size and the frequency of purchases in order to drive greater lifetime value. We are also focused on increasing lifetime value per customer by improving customer retention through the use of automatic reordering programs along with targeted, personalized emails and promotional offers as well as offering a positive overall customer experience.

•	International Expansion: We currently ship products internationally to numerous countries including Canada, Hong Kong, Japan, Taiwan and the United Kingdom, despite limited marketing efforts outside of the United States. We are now beginning to focus on creating an enhanced in-country experience for customers by increasing awareness of our international shipping destinations and improving the overall web and shipping experience for international customers. International represents a large, growing long-term opportunity for us with international accounting for 6% of total revenue in 2012.

•	Expand and Optimize Distribution: We believe that processing customer orders on a timely basis is a key component of customer satisfaction. Our long-term initiatives are to reduce processing time, while increasing our fulfillment capacity and driving efficiency in the cost of processing orders. During 2012, we increased the storage capacity of our two existing fulfillment centers to hold up to 50,000 SKUs. We are currently in the process of upgrading our warehouse management systems and modifying our order processing methodology in an effort to achieve these objectives.

•	Improve Operating Efficiencies: We are focused on improving operating efficiencies across our organization by reducing costs at our existing fulfillment centers primarily through improved labor productivity as well as gaining efficiency in our sales and marketing spend. We also seek to gain sales leverage on our fixed cost structure as we expand our overall sales.

Products

We provide online shoppers with one of the broadest selections of high-quality health and wellness products, including dietary supplements such as vitamins, minerals, herbs and other botanicals, as well as cosmetics, natural personal care products, pet products, sports nutrition and health foods. We offer products in a wide range of potency levels and dosage forms for our dietary supplements such as tablets, capsules, vegi-capsules, softgels, gelcaps, liquids and powders. Our focus on providing a broad selection enables our customers to purchase products from preferred, trusted brands through a single, comprehensive source.

We offer products that encompass four main categories: Vitamins, Minerals, Herbs and Supplements; Sports Nutrition; Beauty; and Natural and Organic Food.

Vitamins, Minerals, Herbs and Supplements. VMHS products are generally taken to maintain or improve health and address specific health conditions. The Food and Drug Administration (“FDA”) classifies these products under the term “dietary supplements.” In this category, we offer our Vitacost branded products as well as third-party brands such as Nature’s Way, Twinlab, Jarrow, Carlson and Rainbow Light. Vitamin and mineral products include multi-vitamins, lettered vitamins, such as Vitamin A, C, D, E and B-complex, along with minerals such as calcium, magnesium, chromium and zinc. These products help prevent deficiencies that can occur when diet alone does not provide all of the necessary vitamins and minerals. Herbal products include whole herbs, standardized extracts, herb combination formulas and teas. Herbs offer a natural solution to address specific health concerns. Supplements include essential fatty acids, probiotics, anti-oxidants, phytonutrients and condition-specific formulas.

Sports Nutrition.  Sports nutrition products are used in conjunction with cardiovascular conditioning, weight training and sports activities. Major categories in sports nutrition include protein and weight gain powders, meal replacements, nutrition bars, sports drinks and pre- and post-workout supplements to either increase energy or enhance recovery after exercise. We offer bodybuilding and sports products from third parties such as Optimum Nutrition, CytoSport and BSN as well as our Vitacost branded sports nutrition products.

Beauty.  Our beauty category consists of a variety of natural products for skin, body, hair and oral health. We offer hundreds of natural personal care products from category leaders such as JASON and Kiss My Face, as well as our proprietary CSI branded products. These products appeal to allergen conscious, environmentally conscious, or socially conscious consumers seeking products that are made without harsh chemicals and additives or are not tested on animals.

Natural and Organic Food.  Natural and organic food consists of organic and specialty products such as organic peanut butter, gluten free foods and low mercury tuna and salmon. We offer third-party brands such as Kashi, Eden Foods and Amy’s Organic, as well as our Best of All natural food products.

In 2012 and 2011, our proprietary brands accounted for approximately 22% and 23% of our net sales, respectively. Our proprietary brands include:

•	Vitacost. Our Vitacost brand is our largest proprietary brand. Under the Vitacost brand, we offer over 900 products including multivitamins, minerals, herbs, amino acids, anti-oxidants and others.

•	Cosmeceutical Sciences Institute. Under our CSI brand, we market and sell health and beauty products such as facial cleanser, facial and body moisturizing creams and lotions, and other skincare products.

•	Best of All. Under our Best of All brand, we market and sell organic food products such as banana chips, trail mix, almonds, cashews and more.

•	Smart Basics. Under our Smart Basics brand, we market and sell organic fruit juices and extracts and related dietary supplements.

•	Walker Diet. Under our Walker Diet brand, we market and sell low carb powders used to assist in weight loss and management.

Merchandising & New Product Development

We believe we carry most major domestic brands of VMHS products as well as many smaller specialty brands. We sell most of our suppliers’ most popular product lines. We also offer our proprietary brands based on our own formulations. We currently stock approximately 40,000 SKUs at both of our fulfillment centers. Currently, no single SKU represents more than 2% of our net sales. In developing new proprietary products, we review our sales and cost data and customer feedback along with evaluating new industry trends.

Marketing

Our marketing strategy is designed to increase brand awareness and drive highly targeted new and repeat customers to our website. We use a multi-channel approach which includes search engine marketing, search engine optimization, email campaigns, partnerships, broad reach advertising, customer referral and affiliate programs to acquire and retain our customer base. We are also actively embracing mobile technology and upgrading our mobile platform as we believe mobile will be a key source of new customers going forward given the rapid growth and increased acceptance of mobile shopping.

Online Marketing.  We make our website available via keywords and shopping feeds on internet search engines including but not limited to: Google, Bing, Nextag and Shopzilla. Banner advertisements on display networks are also used to drive traffic to our website. In addition, we sell our products through Amazon.com while operating an affiliate program aimed at creating brand awareness through websites that participate in the LinkShare network.

Email Campaigns. Our email marketing campaigns distribute information on new arrivals, promotional discounts and product information to customers.

Direct Mail and Promotional Inserts. Direct mail is used on a limited basis to increase awareness of our proprietary brands and to target market to certain customer segments.

Customer referrals. We operate a ‘Refer-A-Friend’ program to further drive customers to our site. Any existing customer can ‘refer’ a new customer to Vitacost and both are rewarded with a $10 credit to apply to an order of $30 or more on our Vitacost.com website.

Partnerships. We have entered into select partnerships, and continuously evaluate new partnerships, with organizations that have access to large customer bases that may serve as potential Vitacost.com customers or that will improve the brand image and awareness of Vitacost.com.

 Manufacturing

Proprietary Manufacturing. On August 28, 2012, we entered into an agreement to outsource all of our manufacturing operations and lease our manufacturing facilities to a third party provider, effective September 1, 2012. Prior to this transaction, we manufactured approximately sixty percent of our proprietary products.

Contract Manufacturing. As of December 31, 2012, all of our manufacturing is provided by third party manufacturers. Each of our contract manufacturers is required to maintain high standards of quality control consistent with federal regulatory guidelines and manufacture our products according to our strict specifications. We have implemented vendor qualification programs for all of our suppliers and manufacturers, including full analytical testing of the products we purchase.

Customer Service

We strive to offer outstanding customer service with each customer’s complete satisfaction as our goal. To achieve this goal, we maintain a fully staffed customer service center to respond to customers via incoming calls, e-mails and live-chat while providing accurate and timely shipping, all driven by our 5-Star Guarantee. We believe our customer service initiatives allow us to establish and maintain long-term customer relationships and facilitate repeat visits and purchases.

Customer Service Center. Our service center serves as the primary contact between our customers and the company. Customer service agents are available to answer questions and to accept customer orders. Our customer service specialists receive regular training so that they can effectively and efficiently field questions from current and prospective consumers. Our specialists are also trained not to answer questions that should be directed to a customer’s physician, such as questions relating to drug interactions.

Our 5-Star Guarantee. Our 5-Star Guarantee makes it easy, convenient and safe for customers to purchase our products. Under the Guarantee we:

•	Offer vitamins, supplements, organic products, body care and natural health products at everyday low prices, providing savings off retail 365 days a year, with no minimums, no memberships and no hidden charges.

•	Provide a 30-day unconditional money-back guarantee for all our products.

•	Provide the highest quality supplements and other natural health products.

•	Maintain one of the largest selections of healthy living products available anywhere, with approximately 40,000 items and more than 2,000 brands from which to choose.

•	Guarantee a safe, secure online shopping experience through the use of state-of-the-art Secure Socket Layer 128-bit encryption on our website.

During 2012, we were named in the top 10 online retailers by ForeSee in the ForeSee E-Retail Satisfaction Index for Spring 2012, maintaining our top 10 status for the third year in a row. ForeSee’s customer satisfaction ratings are done using the American Customer Satisfaction Index methodology, a sophisticated scientific formula developed at the University of Michigan that predicts consumer spending behavior. In December 2012, we ranked #3 in customer satisfaction in the ForeSee E-Retail Satisfaction Index (U.S. Holiday Edition 2012) which measured customer satisfaction with the top 100 e-retailers during the holiday shopping season.

In December 2012, we also received Google Trusted Store Status, an independent certification designating that the company offers excellent customer service and reliable shipping. In addition, we also hold an ‘Elite’ rating for superior customer service from STELLAService, an independent, third-party company that rates the customer service performance of online retailers. STELLAService ratings are performed using 300 unique customer service metrics and features for each online retailer across all areas of the shopping experience evaluating usability of the site, shipping, delivery and returns, and overall customer support.

Technology and Operations

Our website is supported by a technology infrastructure that is designed to provide a superior customer experience, including speed, ease of use and security. Our systems and tools allow us to monitor our website and services in real time, scale to size as required and balance traffic geographically across multiple sites. We also track and manage our inventory, order fulfillment, customer service and marketing through technologies that allow us to condense and distribute customer and sales data as part of our business intelligence management. From this data, our finance, marketing, operations and product development teams are able to optimize decision-making processes to analyze and project growth drivers and forecast demand.

We maintain strategic partnerships with vendors in the U.S. and abroad, a combination of in-house and external development, to ensure that we can rapidly deploy information technology solutions that we believe are key to our success—covering fulfillment, merchandising, supply chain management and back-office compliance. Our efforts are prioritized by the management team to map available capacity to have a positive strategic and tactical impact on the business.

Our technology infrastructure uses highly scalable, fault tolerant enterprise-standard technologies. We use a combination of internal and Tier 1 third party data centers that support product development, quality control, Ecommerce, CRM and customer experience. Coupled with the use of leading network technologies, virtualization and cloud-based solutions, we manage redundant coverage that significantly mitigates the risk of downtime.

We follow rigorous industry standards to protect our internal operations and the personal information we collect from our customers. We do not sell or disclose the personal information of our customers. We continue to maintain and upgrade our technology framework to support high levels of security while meeting the compliance requirements of Payment Card Industry (“PCI”) security standards. We are considered a “sender” under the CAN-SPAM Act and comply with the applicable aspects thereof.

We have installed technologically advanced finished goods inventory control systems to track our finished goods from receipt through shipment. All items are barcoded to facilitate electronic tracking allowing us to tie each SKU number back to our inventory control, shipping and sales departments. Our inventory control system analyzes and automatically recommends reorders for a majority of the products we sell, managing and mitigating out-of-stock situations. We consistently evaluate low volume items in order to minimize losses due to product expiration or obsolescence and to efficiently manage our warehouse space.

Competition

The nutrition and dietary supplement market is large, growing, competitive and highly fragmented. Our competition includes multi-level marketers, online VMHS specialty and mass retailers, and extends offline to brick and mortar stores including but not limited to grocery, membership clubs, specialty and mass retailers. We believe the following are the principal competitive factors in our market:

•	Competitive pricing

•	Selection and availability of product

•	Reliability and speed of delivery

•	Website ease of use

•	Customer service and support

While we believe we compete favorably, the nature and extent to which our competitors implement various pricing and promotional activities in response to increasing competition and our response to these competitive actions, could adversely affect our profitability.

Trademark and Other Intellectual Property

We rely on a combination of patent, copyright and trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our proprietary rights with respect to our technology and proprietary information. We have applied for or registered all relevant trademarks with the U.S. Patent and Trademark Office (USPTO), including our Vitacost, Nutraceutical Sciences Institute, Cosmeceutical Sciences Institute, Best of All, Walker Diet, Smart Basics, Take the Cost out of Healthy Living, Momonomics and Wellness Times trademarks, among others. We believe our trademarks to be valuable and are identified strongly with our brands. The issuance of a federally registered trademark creates a rebuttable presumption of ownership of the mark; however, it is subject to challenge by others claiming first use in the mark in some or all of the areas in which it is used. We have also applied for foreign protection of certain of our trademarks in the European and Asian markets in which we operate and have registered Vitacost, NSI and Nutraceutical Sciences Institute in certain countries in these regions.

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

There is currently great uncertainty in many states whether or how existing laws governing issues such as property ownership, sales and other taxes, and libel and personal privacy applies to the Internet and commercial online retailers. These issues may take years to resolve. For example, tax authorities in a number of states, as well as a Congressional advisory commission, are currently reviewing the appropriate tax treatment of companies engaged in online commerce, and new state tax regulations may subject us to additional state sales and income taxes. New legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or a change in application of existing laws and regulations to the Internet and commercial online services could result in significant additional taxes on our business. These taxes could have a material adverse effect on our results of operations.

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

The Federal Trade Commission, or FTC, enforces the Federal Trade Commission Act, or FTCA, and related regulations, which govern the advertising associated with the promotion and sale of our products to prevent misleading or deceptive claims.

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

As authorized by the FDCA, the FDA has adopted and implemented Good Manufacturing Practices (“GMPs”), specifically for dietary supplements. These GMPs impose extensive process controls on the manufacture, holding, labeling, packaging, and distribution of dietary supplements and the components of dietary supplements. They require that every dietary supplement be made in accordance with a master manufacturing record with all dietary ingredients verified by identity testing before use, that each step in manufacture, holding, labeling, packaging, and distribution be defined with written standard operating procedures, monitored, and documented, and that any deviation in manufacture, holding, labeling, packaging, or distribution be contemporaneously documented, assessed by a quality control expert, and corrected through documented corrective action steps (whether through an intervention that restores the product to the specifications in the master manufacturing record or to document destruction of the non-conforming product). The GMPs are designed to ensure documentation, including testing results that confirm the identity, purity, quality, strength, and composition of finished dietary supplements. In addition, GMPs require a company to make and keep written records of every product complaint that is related to GMPs. The written record of the product complaint must include the following: the name and description of the dietary supplement; the batch, lot, or control number of the dietary supplement, if available; the date the complaint was received and the name, address, or telephone number of the person making the complaint, if available; the nature of the complaint, including, if known, how the product was used; the reply to the complainant, if any; and findings of the company’s quality control investigation and follow-up action taken when an investigation is performed. The regulations directly affect all who manufacture the dietary supplements we sell and our distribution of dietary supplements. The FDA may deem any dietary supplement adulterated, whether presenting a risk of illness or injury or not, based on a failure to comply with any one or more process controls in the GMP regulations. If deemed adulterated, a dietary supplement may not be lawfully sold and may have to be recalled from the market. It is possible that the FDA will find one or more of the process controls implemented by our contract manufacturers, or by those whose dietary supplements we sell to be inadequate and, thus, requiring corrective action, requiring any one or more of the dietary supplements we sell to be unlawful for sale, or resulting in a judicial order that may impair our ability to market, and sell dietary supplements.

The FDA also requires adverse event notices on labels and serious adverse event reporting for all supplements and OTC drugs. An “adverse event” is defined by statute to include “any health-related event associated with the use of a dietary supplement that is adverse.” While all adverse event complaints received must be recorded in accordance with the GMPs discussed above, only serious adverse events must be reported to FDA. A “serious adverse event” is an adverse event that: results in death, a life-threatening experience, inpatient hospitalization, a persistent or significant disability or incapacity, or a congenital anomaly or birth defect; or requires, based on reasonable medical judgment, a medical or surgical intervention to prevent an outcome described above. When a manufacturer, packer, or distributor whose name appears on the product label of a dietary supplement receives any report of a serious adverse event associated with the use of the dietary supplement in the United States, the company must submit a “serious adverse event report” on MedWatch Form 3500A. The report must be filed within 15 business days of receipt of information regarding the adverse event. All adverse event reports, whether serious or not, must be recorded and kept in company records under the GMP rules. A company must maintain records of each report of any adverse event (both serious and non-serious) for a minimum of 6 years. These records should include any documents related to the report, including: the company’s serious adverse event report to the FDA with attachments; any new medical information about the serious adverse event received; all reports to the FDA of new medical information related to the serious adverse event; and any communications between the company and any other person(s) who provided information related to the adverse event.

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

Cosmetics are not subject to pre-market approval by the FDA, but the products, their ingredients and their label and labeling content, are regulated by the FDA, and it is the burden of those who sell cosmetics to ensure that they are safe for use as directed. The FDA prohibits certain ingredients from being contained in cosmetic products that are authorized only for drug use or are deemed adulterated. In addition, the labeling of cosmetic products is subject to the requirements of the FDCA, the Fair Packaging Labeling Act and other FDA regulations. The FDA limits cosmetic product claims to those of beautification and enhancement to the external appearance of the skin. Structure/function claims are generally prohibited for cosmetic products as are disease prevention and treatment claims. It is possible that cosmetic product ingredients now commonly in use that are derived from nanotechnology may be restricted or prohibited in future. It is also possible that claims now commonly in use concerning cosmetic reduction in the external appearance of aging, the effect of cosmetic ingredients on fine lines and wrinkles, or on other aspects of appearance may in the future be deemed prohibited, implied disease treatment claims.

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

Employees

As of December 31, 2012, we had 671 full-time employees, 78 of which work for a third-party manufacturer based on a manufacturing outsourcing agreement that we entered into effective September 1, 2012. Additionally, we maintain temporary employees primarily in our fulfillment centers to meet changing demands of that function. None of our employees are covered by a collective bargaining agreement and we are unaware of any union organizing efforts. We consider our relationship with our employees to be good.

Geographic Information

During our last three years, substantially all of our revenue was generated within North America, and all of our long-lived assets are located within the United States. However, we believe International represents a large long-term opportunity for us with international revenue accounting for 6%, 5%, and 3% of total revenue in 2012, 2011 and 2010, respectively.

Available Information

Our Web site is www.vitacost.com . The information posted on our website is not incorporated into this Annual Report on Form 10-K. We have made available through our Web site, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the Securities and Exchange Commission. In addition, they are available directly on the website for the Securities and Exchange Commission.

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

Risks Relating to Our Business

If we are unable to effectively manage our growth plan, our business strategy, financial condition, results of operations, or cash flows could be materially adversely affected.

Our growth plan requires significant management time and operational and financial resources. There is no assurance that we have the operational and financial resources to successfully manage our growth. In addition, rapid growth in our headcount and operations may place a significant strain on our management and our administrative, operational and financial infrastructure. Failure to adequately manage our growth could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

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

We expect operating expenses and working capital requirements to increase substantially as we expand our business. We expect our costs of product development, sales and marketing, research and development and general and administrative expenses to increase substantially as a result of our growth. If we are unable to continue to sufficiently increase our revenue to offset these increased costs, we will not maintain profitability and may experience operating losses, net losses or negative cash flows.

If we are unable to retain key personnel, our business, financial condition or results of operations could be materially adversely affected.

Our success depends to a significant degree upon the continued contributions of our executive officers and other key personnel. Although we have employment agreements with our executive officers, we cannot guarantee that such persons will remain affiliated with us. If any of our key personnel were to cease their affiliation with us, our operating results could suffer. Further, we do not maintain key person life insurance on any of our executive officers. If we are unable to retain the services of key personnel, our business, financial condition or results of operations could be materially and adversely affected.

Our network and communications systems are vulnerable to system interruption and damage, which could limit our ability to operate our business and could have a material adverse effect on our business, financial condition or results of operations.

Our ability to receive and fulfill orders promptly and accurately is critical to our success and largely depends on the efficient and uninterrupted operation of our computer and communications hardware and software systems. We experience periodic system interruptions that impair the performance of our transaction systems or make our website inaccessible to our customers. These system interruptions may prevent us from efficiently accepting and fulfilling orders, sending out promotional emails and other customer communications in a timely manner, introducing new products and features on our website, promptly responding to customers, or providing services to third parties. Frequent or persistent interruptions in our services could cause current or potential customers to believe that our systems are unreliable, which could cause them to avoid our website, drive them to our competitors, and harm our reputation. To minimize future system interruptions, we must continue to improve our systems and network infrastructure to accommodate increases in website traffic and sales volume and to replace aging hardware and software. We may be unable to promptly and effectively upgrade and expand our systems and integrate additional functionality into our existing systems. In addition, upgrades to our systems may cause existing systems to fail or operate incorrectly. Any unscheduled interruption in our services could result in fewer orders, additional operating expenses, or reduced customer satisfaction, any of which would harm our business, financial condition and operating results. In addition, the timing and cost of upgrades to our systems and infrastructure may substantially affect our ability to maintain profitability.

Our systems and operations and those of our suppliers and Internet service providers are vulnerable to damage or interruption from fire, flood, earthquakes, power loss, server failure, telecommunications and Internet service failure, acts of war or terrorism, computer viruses and denial-of-service attacks, physical or electronic break-ins, sabotage, human error and similar events. Any of these events could lead to system interruptions, order fulfillment delays, and loss of critical data for us, our suppliers, or our Internet service providers, and could prevent us from accepting and fulfilling customer orders. Any significant interruption in the availability or functionality of our website or our customer processing, distribution, or communications systems, for any reason, could seriously harm our business, financial condition, and operating results.

We depend primarily upon search engines and other online sources to increase traffic to our website, and need to convert this traffic into customers in a cost-effective manner; our failure to do so could have a material adverse effect on our business, financial condition or results of operations.

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

One or more states or foreign countries may seek to impose sales or other tax collection obligations on out-of-jurisdiction eCommerce companies. Certain states have imposed such a sales tax obligation requirement on online retailers that use residents of that state to directly or indirectly refer potential customers, via a link on an Internet website or otherwise, to the online retailer. A successful assertion by one or more states or foreign countries that we should collect sales or other taxes on the sale of merchandise or services could result in substantial tax liabilities for past sales, decrease our ability to compete with traditional retailers and otherwise harm our business, financial condition or results of operations.

We do not collect sales or other taxes on shipments into most states in the U.S. Currently, U.S. Supreme Court decisions restrict the imposition of obligations to collect state and local sales and use taxes with respect to sales made over the Internet. However, a number of states, as well as the U.S. Congress, have been considering initiatives that could limit or supersede the Supreme Court’s position regarding sales and use taxes on Internet sales. If any of these initiatives were successful, we could be required to collect sales and use taxes in additional states. The imposition by state and local governments of various taxes upon Internet commerce could create administrative burdens for us, reduce our competitive advantage over traditional retailers and decrease our future sales. Our warehousing centers, and any future expansion of them, along with other aspects of our evolving business, may result in additional sales and other tax obligations.

We rely on third-party carriers as part of our inventory fulfillment and order delivery processing, and these third parties may fail to meet shipping schedules or requirements, which could damage our reputation and reduce our sales and our margins.

We cannot control all of the factors that might affect our timely and cost-effective procurement of products from our vendors and delivery of our products to our customers. We rely on third-party carriers both for the delivery of inventory and for the shipment of our products to our customers. Consequently, we are subject to risks associated with these carriers, including increased fuel costs, security concerns, labor disputes, union organizing activity and inclement weather. Any disruption in the ability of these carriers to timely deliver products to us and to our customers could damage our reputation and brand and result in customer dissatisfaction. This could, in turn, materially and adversely affect our business, financial condition or results of operations.

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

Complying with new and existing government regulation, both in the U.S. and abroad, could significantly increase our costs.

The processing, formulation, packaging, labeling, advertising, distribution and sale of our products are subject to regulation by several U.S. federal agencies, including the FDA, the FTC, the Postal Service, the Consumer Product Safety Commission, the Department of Agriculture and the Environmental Protection Agency, as well as various state, local and international laws and agencies of the localities in which our products are sold. Government regulations may prevent or delay the introduction or require the reformulation of our products.

The FDA regulates, among other things, the manufacture, composition, safety, labeling, marketing and distribution of dietary supplements (including vitamins, minerals, herbs, and other dietary ingredients for human use), OTC drugs (allopathic and homeopathic), conventional foods, infant formulas, animal foods, medical devices, and cosmetics. The FDA may not accept the evidence of safety we present for new dietary supplements we wish to market, or they may determine that a particular dietary supplement or ingredient that we currently market presents an unacceptable health risk. If that occurs, we could be required to cease distribution of and/or recall supplements or products containing that ingredient. In July 2011 the FDA introduced a draft Guidance Document called “Guidance for Industry: Dietary Supplements: New Dietary Ingredient Notifications and Related Issues ” relating to pre-market safety notifications. In it FDA identified standards of proof for safety and ‘grandfathering’ that would impose new burdens on the dietary supplement industry and may impact the legality of some of our existing products. FDA has accepted industry comments on the guidance but has not yet published its response or otherwise finalized the draft.

A draft guidance is not considered a final rule by the FDA. In June 2012, the FDA stated that it planned to issue a revised draft guidance to clarify controversial points in the original version. Nevertheless, in enforcement actions taken by the agency, it has adhered to the basic interpretation expressed in the draft guidance even before the draft guidance has been finalized. Consequently, ingredients previously considered lawfully saleable without submission of a notice containing proof of safety may now need to be considered adulterated and unsaleable unless and until FDA fails to object on grounds of safety to a New Dietary Ingredient notice.

The FDA and the Federal Trade Commission (FTC) may also determine that certain labeling, advertising and promotional claims, statements or activities are not in compliance with applicable laws and regulations and may determine that a particular statement is an unapproved health claim, an unacceptable drug claim, a false or misleading label claim, or a deceptive advertising claim. Failure to comply with FDA or other regulatory requirements could prevent us from marketing particular dietary supplement products or subject us to administrative, civil or criminal penalties.

Legislation has been introduced in the U.S. Senate seeking to provide the FDA with increased authority to regulate dietary supplements and increase labeling requirements with respect to dietary supplements. The Food Safety Modernization Act (FSMA) now requires dietary supplement companies to register with the agency and renew those registrations biannually. The FSMA permits summary revocation of registrations (and elimination of the right to sell products in interstate commerce) based on findings by the FDA that a product might present an unreasonable risk of serious illness, injury, or death. Legislation introduced but not passed by Congress would require the FDA Commissioner to obtain a list of all ingredients and claims for dietary supplements and distinguish from among them which products are potentially unsafe and which claims are misleading. FDA and FTC are cooperating in joint enforcement projects, including the issuance of warning and enforcement letters by both agencies. The FTC staff has demanded two clinical trials as a condition precedent for the making of certain categories of claims, such as those concerning weight loss and those concerning immune support, which position, while struck down by an FTC Administrative Law Judge, is pending on appeal before the Federal Trade Commission.

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

Europe has adopted broad regulations and directives on health and nutrition claims. These regulations cover claims that can be made for foods (including supplements). Certain claims, such as those regarding general well-being, behavioral functions and weight-loss, may be prohibited or require prior approval. Unless subject to derogation, products that include certain claims cannot be lawfully marketed in EU member states absent preapproval. Applicable derogations under EU directives can enlarge the period within which we may seek approval for products containing claims up through January 19, 2014. An approval must proceed through the European Food Safety Authority (EFSA), and the process includes the submission of a detailed dossier in support of the product claims. Lengthy delays within the new EU framework have been reported. This may severely impact our European marketing and expansion efforts. As of December 14, 2012, the transitional period ends for products which were on the market when Regulation 1924/2006 entered into force in 2007, but which did not comply with its provisions. The currently adopted list of claims includes 222 approved general function claims for use in the European Union. Claims considered “on hold” pending a final decision may continue to remain in the market under the responsibility of the food business operator in question, provided those claims comply with applicable national provisions. Presently, the assessments of health claims for plant and herbal substances—the so-called “botanical” substances—are “on hold.”

We are also anticipating the implementation of an EU directive relating to food supplements, which could significantly impact the formulation of our products. The implementation of this directive is expected to include dosage restrictions for certain vitamin and mineral supplements and may lead to some of our products being recalled or discontinued. Thus far, the maximum and minimum levels of vitamins and minerals present in food supplements per daily portion consumed have not been harmonized and, so, national legislation of Member States remains significant.

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

Our ability to access capital markets may be adversely affected which could limit our ability to fund our operating costs if we do not generate sufficient cash from operations.

From time to time, we may need to access debt or equity capital markets in order to execute on our growth strategy. Any restriction on our ability to access capital markets could limit our ability to pursue our growth strategy and could materially adversely affect our business, financial condition or results of operations.

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

Unfavorable changes to government regulations or adverse consumer attitudes about online commerce could have a material adverse effect on our business, financial condition or results of operation by impeding the growth and use of the Internet and thereby decreasing revenue.

As the role and importance of online commerce has grown in the U.S., there have been continuing efforts to increase the legal and regulatory obligations and restrictions on companies conducting commerce through the Internet, primarily in the areas of taxation, consumer privacy, restrictions on imports and exports, customs, tariffs, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, the provision of online payment services, broadband residential Internet access and the characteristics and quality of products and services, which could increase the cost of conducting business over the Internet. In addition, consumer unwillingness or inability to use the Internet to conduct business, due to adverse regulation, security concerns, service interruptions or otherwise, could materially reduce our growth. Governmental laws and regulations or adverse attitudes about online commerce could increase the costs and liabilities associated with our online commerce activities, increase the price of our product to consumers, or reduce traffic to our website. Unfavorable resolution of these issues could have a material adverse effect on our business, financial condition or results of operations.

Laws or regulations relating to privacy and data protection may materially adversely affect the growth of our business or our marketing efforts, which could reduce our sales and cause us to incur significant costs.

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

Competitors and other third parties could infringe on our trademarks and confusingly similar terms as keywords in Internet search engine advertising programs and in the resulting sponsored link advertisements which may divert potential customers to their websites. Preventing such unauthorized use is difficult. Further, the legal precedent on whether such activity infringes on our intellectual property varies significantly within the United States and in other countries. If we are unable to protect our trademarks or confusingly similar terms from such unauthorized use, competitors and other third parties could drive potential online customers away from our website, which could result in a loss of sales and have a material adverse effect on our business, financial condition or results of operations.

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

Because we post product information and other content on our website and in our direct mailing pieces, we face potential liability for, among other things, copyright infringement, patent infringement, trademark infringement, defamation, unauthorized practice of medicine, false or misleading advertising and other claims based on the nature and content of the materials we post. Although we maintain general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to cover us for all liability that may be imposed. Any imposition of liability that is not covered by insurance, or is in excess of insurance coverage, could materially adversely affect our business, financial condition or results of operations.

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

Federally registered trademarks have a perpetual life, as long as they are maintained and renewed on a timely basis and used properly as trademarks, subject to the rights of third parties to seek cancellation of the trademarks if they claim priority or confusion of usage. We believe our trademarks are valuable and provide us certain benefits in marketing our products. We intend to actively protect our trademarks, trade secrets and other intellectual property.

We may in the future be subject to intellectual property litigation and infringement claims, which could cause us to incur significant expenses, be involved in protracted litigation or prevent us from selling or using some aspect of our products. Claims of intellectual property infringement may also require us to enter into costly royalty or license agreements. Alternatively, we may be unable to obtain necessary royalty or license agreements on terms acceptable to us, if at all. Claims that our technology or products infringe on intellectual property rights of others could be costly and would divert the attention of our management and key personnel, which in turn could materially adversely affect our business, financial condition or results of operations.

Our inventory is concentrated in two warehouse locations, which exposes us to the risk of natural disasters or other force majeure events. Losses at either location could materially adversely affect our product distributions, sales and consumer satisfaction.

Our two distribution warehouses are located in Lexington, North Carolina and Las Vegas, Nevada. Any significant disruption in either of these locations for any reason, such as a power failure, equipment breakdown, workforce disruption, or natural or similar disasters, could materially adversely affect our product distributions, sales and consumer satisfaction.

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

We may not be able to maintain the uniqueness of our domain name, which may result in confusion to existing and new customers and lost sales and, therefore, could have a material adverse effect on our business, financial condition or results of operations.

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

Our quarterly results of operations may fluctuate in the future. As a result, we may fail to meet the expectations of investors or securities analysts, which could cause our stock price to decline.

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

Risks Relating to Our Products

We may incur product liability claims, which could increase our costs and/or materially adversely affect our business, reputation, financial condition or results of operations.

As a retailer and formulator of products designed for human consumption or use on or in the body, we are subject to product liability claims if the use of our products is alleged to have resulted in illness or injury or if our products include inadequate instructions or warnings. Our products generally consist of vitamins, minerals, herbs and other ingredients that are classified as foods, OTC drugs, dietary supplements, medical devices, and cosmetics and generally are not subject to pre-market regulatory approval or clearance in the U.S. by the FDA or other governmental authorities. Our products could contain spoiled or contaminated substances, and some of our products contain ingredients that do not have long histories of human consumption. Previously unknown adverse reactions resulting from human consumption of these ingredients could occur. Furthermore, as a distributor of products manufactured by third parties, we may also be liable for various product liability claims for products that we do not manufacture. We could be subject to product liability claims, including among others, that our products include insufficient instructions for use or inadequate warnings concerning possible side effects or interactions with other substances. Any product liability claim against us could result in increased costs and adversely affect our reputation with our customers, which in turn could materially adversely affect our business, financial condition or results of operations.

We depend upon certain suppliers and manufacturers; if these suppliers or manufacturers do not provide us materials or products when and as needed and we are unable to efficiently obtain alternative supply sources, we could be unable to meet the demand for our products, and our business, financial condition or results of operations may be materially adversely affected.

We rely upon suppliers for certain of our products. Furthermore, we engage manufacturers to produce our proprietary products. Disruption in the operations of any such supplier or manufacturer can occur for a number of reasons, many of which are beyond our control, such as regulatory requirements, import restrictions, loss of certifications, power interruptions, fires, hurricanes, drought or other climate-related events, war or other events. If any of our suppliers or manufacturers become unable or unwilling to continue to provide us supplies or products in the required volumes and quality levels or in a timely manner, we would be required to identify and obtain acceptable replacement supply or product sources. If we are unable to efficiently obtain alternative sources, our business, financial condition or results of operations may be materially adversely affected.

Unfavorable publicity or consumer acceptance of our products or of nutritional supplements generally could reduce our sales.

We are highly dependent upon consumer acceptance of the safety, efficacy and quality of our products, as well as similar products distributed by other companies. Consumer acceptance of products can be significantly influenced by scientific research or findings, national media attention and other publicity about product use. A product may initially be received favorably, resulting in high sales associated with that product that may not be sustainable as consumer preferences change. In addition, recent studies have challenged the safety or benefit of certain nutritional supplements and dietary ingredients. Future scientific research or publicity could be unfavorable to our industry or any of our particular products and may not be consistent with earlier favorable research or publicity. Any research or publicity that is perceived by our consumers as less than favorable or that questions earlier favorable research or publicity could have a material adverse effect on our ability to generate revenue. Adverse publicity in the form of published scientific research, statements by regulatory authorities or otherwise, whether or not accurate, that associates consumption of our products or any other similar products with illness or other adverse effects, or that questions the benefits of our or similar products, or that claims that such products are ineffective could have a material adverse effect on our business, reputation, financial condition or results of operations.

An unexpected interruption or shortage in the supply or significant increase in the cost of raw materials could limit our ability to secure a sufficient supply of products, which could reduce our sales and our margins.

An unexpected interruption of supply or a significant increase in the cost of raw materials for any reason, such as regulatory requirements, import restrictions, loss of certifications, disruption of distribution channels as a result of weather, terrorism or acts of war, or other events, could result in significant cost increases and/or shortages of our products. Our inability to obtain a sufficient amount of products or to pass through higher cost of products we offer could have a material adverse effect on our business, financial condition or results of operations.

If we experience product recalls, we may incur significant and unexpected costs and damage to our reputation which in turn could have a material adverse effect on our business, financial condition or results of operations.

We may be subject to product recalls, withdrawals or seizures if any of the products we formulate or sell are believed to cause injury or illness or if we are alleged to have violated governmental regulations in the labeling, promotion, sale or distribution of our products. A recall, withdrawal or seizure of any of our products could materially and adversely affect consumer confidence in our brands and lead to decreased demand for our products. In addition, a recall, withdrawal or seizure of any of our products would require significant management attention, would likely result in substantial and unexpected expenditures and could materially adversely affect our business, financial condition or results of operations.

Our inability to comply with health and safety regulations could materially and adversely affect our business, financial condition or results of operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties.

We conduct our operations through three facilities:

•	We lease 35,600 square feet of office space in Boca Raton, Florida which we use as our corporate headquarters.

•	We own a 227,000 square foot distribution facility located on 27 acres in Lexington, North Carolina that serves as our call center and east coast distribution center. This facility includes approximately 13,000 square feet of office space. This facility also includes 25,000 square feet of space that we lease to a third party manufacturer of certain of our proprietary products.

•	We lease approximately 155,000 square feet in Las Vegas, Nevada that serves as our west coast distribution facility.

See Note 7 of our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information about our lease commitments.

Item 3. Legal Proceedings.

Refer to Note 11, Contingencies, of our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for a discussion on the nature of the legal proceedings against us, which is incorporated herein by reference

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Our common stock, par value $0.00001 per share, is listed on The NASDAQ Global Market under the symbol VITC and has been included for listing thereon since September 24, 2009. As previously reported, the NASDAQ halted trading of our stock from December 7, 2010 through June 17, 2011. Accordingly, the sales price per share of our common stock during that period reflects the closing price on December 7, 2010 of $5.70 a share.

The following table sets forth for the indicated periods the high and low sales price per share for our common stock on the NASDAQ Global Market:

	High	Low
Year Ended December 31, 2012:
Fourth quarter	$7.25	$5.89
Third quarter	$6.90	$5.05
Second quarter	$8.38	$5.86
First quarter	$8.59	$6.44
Year Ended December 31, 2011:
Fourth quarter	$6.60	$4.66
Third quarter	$5.72	$4.33
Second quarter	$5.70	$3.41
First quarter	$5.70	$5.70

 Holders of Record

At February 27, 2013, our common stock was held by approximately 48 holders of record.

Dividends

We have never declared or paid any dividends on our common stock, and our Board of Directors does not contemplate doing so in the near future. Any decisions as to future payment of dividends will depend on our earnings and financial position and such other factors, as our Board of Directors deems relevant.

Equity Compensation Plan Information

The following is a summary of our equity compensation plans as of December 31, 2012:

	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	5,209,250	$6.40	4,337,678
Equity compensation plans not approved by security holders	-	$-	-

 Additional information about our equity compensation plans is incorporated by reference from the Notes to our Consolidated Financial Statements included in this Form 10-K.

Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between September 24, 2009 and December 31, 2012, with the cumulative total return of the (i) Russell 2000 Index, (ii) the NASDAQ Internet Index and (iii) a custom selected Peer Group Index. This graph assumes the investment of $100 on September 24, 2009 in our common stock, the Russell 2000 Index, the NASDAQ Internet Index, and a custom selected Peer Group Index. The custom Peer Group Index consists of the following companies: Blue Nile, Shutterfly, Vitamin Shoppe, Overstock.com, Herbalife Ltd., 1-800-FLOWERS.COM, Nu Skin Enterprises, Whole Foods Market, US Auto Parts Network, GNC Holdings, Stamps.com, USANA Health Sciences, PetMed Express and NutriSystem. As previously reported, the NASDAQ halted trading of our stock from December 7, 2010 through June 17, 2011. The historical stock price performance is not necessarily indicative of future stock price performance.

 Item 6. Selected Financial Data

The selected consolidated financial data presented below has been derived from our consolidated financial statements. The statement of operations data for each of the fiscal years ended December 31, 2012, 2011 and 2010 and the balance sheet data at December 31, 2012 and 2011 are derived from our audited financial statements that are included in this annual report. The statement of operations data for the years ended December 31, 2009 and 2008 and the balance sheet data at December 31, 2010, 2009 and 2008 are derived from audited 2010, 2009 and 2008 financial statements that are not included in this annual report. The historical results presented below are not necessarily indicative of the results to be expected in any future period.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net sales	$330,680	$260,523	$220,681	$191,807	$143,602
Cost of goods sold	254,527	200,596	164,206	130,605	105,529
Gross profit	76,153	59,927	56,475	61,202	38,073
Operating expenses:
Fulfillment	33,505	22,290	17,354	8,954	8,393
Sales and marketing	32,306	22,842	18,728	14,284	13,147
General and administrative	29,614	29,620	33,989	29,083	14,871
Total operating expenses	95,425	74,752	70,070	52,321	36,411

Operating (loss) income	(19,272)	(14,825)	(13,595)	8,881	1,662

Other income (expense), net	154	47	(175)	(151)	(1,163)

Income tax expense	(53)	(53)	(1,421)	(2,836)	(482)
Net (loss) income	$(19,171)	$(14,831)	$(15,191)	$5,894	$17

Net (loss) income per share:
Basic	$(0.59)	$(0.53)	$(0.55)	$0.24	$-
Diluted	$(0.59)	$(0.53)	$(0.55)	$0.24	$-
Weighted average number of shares outstanding
Basic	32,675	27,829	27,704	24,217	23,188
Diluted	32,675	27,829	27,704	24,674	23,975

Consolidated Balance Sheets Data:
Cash and cash equivalents	$32,152	$12,939	$11,952	$8,658	$61
Inventory	33,319	34,822	29,828	28,097	21,663
Working capital (deficit)	30,846	13,201	22,377	49,599	(5,990)
Total assets	107,663	90,629	99,464	107,679	46,869
Total debt	-	-	59	9,405	18,232
Stockholders' equity	66,658	48,807	62,186	74,500	6,965

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

Overview

We are a leading online retailer of health and wellness products, including dietary supplements such as vitamins, minerals, herbs and other botanicals (which we refer to as “vitamins and dietary supplements”), as well as cosmetics, natural personal care products, pet products, sports nutrition and health foods. We sell these products directly to consumers primarily through our website, www.vitacost.com . We strive to offer our customers the broadest selection of healthy living products at extremely competitive prices, while providing superior customer service.

We offer our customers a broad selection of approximately 40,000 Stock Keeping Units (“SKUs”), from over 2,000 third-party brands, such as New Chapter, Nature’s Way, Twinlab, Source Naturals, Jarrow Formulas, Jason, Desert Essence, Atkins, Bob’s Red Mill, BSN, Optimum Nutrition, USP Labs and MuscleTech in addition to our own proprietary brands: Vitacost, Cosmeceutical Sciences Institute (“CSI”), Best of All, and Smart Basics. We support our operations through our customer service center and our two distribution centers, delivering what we believe are industry-leading customer satisfaction results. Our website allows customers to easily browse and purchase products at prices typically significantly lower than manufacturers’ suggested retail prices. Our website also serves as an educational resource for consumers seeking information on healthy living and the attributes of health and wellness supplements.

Our growth is driven primarily by our ability to expand our customer base and grow our product offerings. Our customers are typically individuals seeking value in their purchases of health and wellness products. Our active customer base, which we define as customers who have purchased from us within the last twelve months, has steadily increased from approximately 270,000 at the end of 2005 to approximately 2.1 million as of December 31, 2012. On average, our customers make purchases from us two to three times a year and during 2012, approximately 72% of our orders were placed by repeat customers.

We were incorporated in Delaware in May 1994 and began operations as a catalog retailer of third-party vitamins and supplements under the name Nature’s Wealth Company. In 1999, we launched Vitacost.com and introduced our proprietary vitamins and supplements. In 2000, we began operating under the name Vitacost.com, Inc. In September 2009 we completed our Initial Public Offering.  On September 28, 2011, Vitacost.com, Inc. completed a restructuring whereby it merged with and into Vitacost Merger Corporation, a wholly owned subsidiary of Vitacost.com, Inc., with Vitacost Merger Corporation surviving the merger. The surviving company continues to operate the business under the name Vitacost.com, Inc.

Recent Transactions

On August 28, 2012, we entered into an agreement to outsource all of our remaining manufacturing operations and lease our manufacturing facilities to a third party provider effective September 1, 2012. Prior to this transaction, approximately forty percent of our proprietary products were supplied by contract manufacturers. We do not expect the transaction to have a material impact on our results from operations.

On February 16, 2012, the Company entered into a Purchase Agreement (the “Purchase Agreement”) by and among Vitacost, JHH Capital, LLC, an entity affiliated with Jeffrey Horowitz, our Chief Executive Officer (“JHH”), Great Hill Equity Partners III, L.P. (“Great Hill III”), Great Hill Equity Partners IV, L.P. (“Great Hill IV”), Great Hill Investors, LLC (“Great Hill Investors”), Freshford Partners, LP (“Freshford Partners”), Freshford Master Fund, Ltd (“Freshford Master Fund”) and Baron Small Cap Fund (“Baron” and, together with JHH, Great Hill III, Great Hill IV, Great Hill Investors, Freshford Partners, Freshford Master Fund, collectively, the “Investors”) pursuant to which the Investors purchased, and Vitacost sold, an aggregate of 4.9 million shares of the Company’s common stock at a purchase price of $7.04 per share, and warrants to purchase an aggregate of 1.7 million shares of the Company’s common stock for an aggregate purchase price of $34.8 million. The warrants have an exercise price of $7.04 per share and a term of four years. The net proceeds of $33.6 million, after the deduction of fees of $1.2 million incurred in connection with the transaction, were allocated between common stock and warrants based on their relative fair values as of the purchase date. A portion of the proceeds from the financing are being used to expand and optimize our distribution network. We spent $4.5 million on the expansion and upgrade of our fulfillment centers in 2012 and expect additional investments in 2013. In addition, an estimated $15.0 million may be used to invest in and stock a third distribution center to support our future sales growth. We are evaluating an investment in a new facility in late 2013 or beyond. We intend to use the remaining proceeds from the financing for general operations.

Trends and Other Factors Affecting Our Business

We continue to experience intense competition as the vitamin and supplement industry shifts towards a greater internet presence. This competitive environment continues to drive margin pressure as deep discounting results from aggressive customer acquisition and retention actions. In order to differentiate ourselves from our competitors, we are expanding our product offerings through the introduction of new and diverse products, improving our customer service and support, improving our reliability and speed of delivery and by adjusting our product mix and pricing.

The health and wellness industry continues to benefit from positive demographic trends, with an aging population, trends affecting health and lifestyle preferences, and an increasingly health conscious consumer. In addition, the increasing cost of traditional healthcare has helped bolster demand for natural products to help ward off more expensive medical visits and prescription drugs. Changes in these trends and other factors that we may not foresee may also impact our business, including potential regulatory actions by the Food and Drug Administration (“FDA”) and the Federal Trade Commission (“FTC”) that may affect the viability of certain products that we offer.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles of the U.S. (“GAAP”).

The preparation of these financial statements requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. Critical accounting policies are those that are the most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. While our significant accounting policies are described in more detail in the notes to our consolidated financial statements, our most critical accounting policies, discussed below, pertain to revenue recognition, income taxes, stock-based compensation, contingencies, inventories and goodwill. In applying such policies, we exercise our best judgment and best estimates. Actual results may differ from these estimates under different assumptions or conditions. For a further discussion of these Critical Accounting Policies and Estimates, as well as a description of our other significant accounting policies, see Note 1 of our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Revenue Recognition.  Revenue from the sale of vitamins, nutritional supplements and other health and wellness products is recognized when all the following criteria are met: a customer executes an order, the sales price and the shipping and handling fee have been determined, credit card authorization has occurred and collection is reasonably assured, and the product has been received by the customer. Our internet sales are made to customers permitting certain limited rights of return for a 30-day period. It has been our experience that such returns have been insignificant.

Income Taxes. Income taxes are computed under an asset and liability approach whereby deferred tax assets and liabilities are recognized based on the difference between the financial statement amounts and the tax basis of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. We evaluate our deferred tax assets on a regular basis to determine if valuation allowances are required. In our evaluation, we consider taxable loss carryback availability, expectations of sufficient future taxable income, trends in earnings, existence of taxable income in recent years, the future reversal of temporary differences and the available tax planning strategies that could be implemented, if required. Valuation allowances are established based on the consideration of all available evidence using a more likely than not standard. Our deferred tax assets for which a valuation allowance has not been established relate to amounts that can be realized through future reversals of existing taxable temporary differences. Our deferred tax asset valuation allowance will be reversed if and when it becomes more likely than not that we can generate sufficient taxable income in the future to utilize the tax benefits of the related deferred tax assets.

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

Inventory. Inventory, consisting principally of health and wellness products, is primarily stated at the lower of cost or market using the first in, first out (“FIFO”) method. Management determines the inventory reserve by regularly reviewing and evaluating individual inventory items and movement history. Future factors, such as changes in consumer demand and reports in the media deemed negative to certain products we market and sell, could impact management’s inventory.

Goodwill.  The excess of purchase price over fair value of assets acquired and liabilities assumed in business combinations is classified as goodwill. We review goodwill for impairment at the reporting unit level annually or, when events or circumstances dictate, more frequently. We assess qualitative factors to determine whether it is more likely than not that the fair value of our reporting unit is less than its carrying amount. In performing the qualitative assessment, we assess relevant events and circumstances that may impact the fair value of our reporting unit, including the following: (i) macroeconomic conditions, (ii) industry and market considerations, (iii) overall financial performance, (iv) events affecting the reporting unit, (v) share price and (vi) recent fair value calculation for our reporting unit, if available. We performed this qualitative assessment as of December 31, 2012 as allowable per the authoritative guidance.

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

Based on our qualitative assessment, we concluded that it was more likely than not that the estimated fair value of our reporting unit exceeded its carrying value as of December 31, 2012 and thus, did not proceed to the two-step goodwill impairment test. No indicators of impairment exist primarily because our reporting unit’s fair value has consistently exceeded its carrying value by a significant margin.

Sources of Revenue

We derive our revenue principally through the sale of products and freight billed to customers associated with the shipment of products. For 2012, net product sales accounted for approximately 96% of our total net sales, with freight comprising the remainder.

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

Results of Operations

The following table sets forth certain consolidated statement of operations data as a percentage of net sales for the periods indicated:

	Year Ended December 31,
	2012	2011	2010
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	77.0	77.0	74.4
Gross profit	23.0	23.0	25.6
Operating expenses:
Fulfillment	10.1	8.5	7.9
Sales and marketing	9.8	8.8	8.5
General and administrative	9.0	11.4	15.4
Total operating expense	28.9	28.7	31.8
Operating loss	(5.9)	(5.7)	(6.2)
Net loss	(5.9)%	(5.7)%	(6.9)%

Comparison of Year Ended December 31, 2012 to Year Ended December 31, 2011

	Year Ended		$	%
	December 31,		Increase	Increase
	2012	2011	(Decrease)	(Decrease)
	(In thousands)
Third-party products	$245,800	$190,541	$55,259	29.0%
Proprietary products	72,335	60,973	11,362	18.6
Freight	12,545	9,009	3,536	39.3
Net sales	330,680	260,523	70,157	26.9
Cost of goods sold	254,527	200,596	53,931	26.9
Gross profit	$76,153	$59,927	$16,226	27.1%

Net Sales. Net sales increased by $70.2 million, or 26.9%, to $330.7 million for 2012 compared to 2011. Net sales of third-party products increased $55.3 million or 29.0%, to $245.8 million for 2012 compared to 2011. Net sales of our proprietary products increased $11.4 million, or 18.6%, to $72.3 million, and freight increased $3.5 million, or 39.3%, to $12.5 million for 2012 compared to 2011.

The increase in net sales was primarily the result of the increase in our customer base and number of shipped orders compared to the 2011. As of December 31, 2012, we had 2.1 million active customers, an increase of 51.9% from December 31, 2011. In 2012, we shipped 4.9 million orders, which represents a 36.6% increase over 2011. The growth in active customers and the number of shipped orders was due to a greater emphasis on new customer acquisition, as we expanded our marketing activities, promotional offers and grew our network of affiliates and partners during the period. In the second half of 2011 we began distributing our products on Amazon.com, which was a significant driver of growth in 2012.

Cost of Goods Sold. Cost of goods sold increased $53.9 million, or 26.9%, to $254.5 million for 2012 compared to 2011. As a percentage of net sales, cost of goods sold remained at 77.0% for 2012 and 2011.

Gross Profit. Gross profit increased $16.2 million, or 27.1%, to $76.2 million for 2012 compared to 2011 and gross profit as a percentage of net sales remained at 23.0% for 2012 and 2011. Gross margin was positively impacted by the reduction in our shipping costs per order, as we implemented a program to reduce shipping expenses in the latter part of 2011. This was offset by a reduction in product margin, primarily due to increased promotions and a shift in product mix with an increased percentage of sales from third-party products which typically carry a lower gross margin.

Fulfillment. Fulfillment expense increased $11.2 million, or 50.3%, to $33.5 million for 2012 compared to 2011. As a percentage of net sales, fulfillment expense increased to 10.1% for 2012 from 8.5% for 2011. The increase in fulfillment expense was primarily due to a 36.6% increase in the number of shipped orders in 2012 compared to 2011. The remaining increase was primarily the result of fees associated with our freight savings program. We are investing in and aggressively working to improve our fulfillment efficiency over the long-term.

Sales and Marketing. Sales and marketing expense increased approximately $9.5 million, or 41.4%, to $32.3 million for 2012 when compared to 2011. As a percentage of net sales, expenses increased to 9.8% for 2012 from 8.8% for 2011. Included in the 2011 amount was $0.9 million in severance and executive recruiting expenses. Excluding these items, sales and marketing expenses increased $10.4 million period-over-period. The increase in sales and marketing expense was primarily due to a $5.4 million increase in fees paid to affiliates and partners associated with the expanded distribution of our products, increased employee expenses of $2.4 million, increased online and broadcast advertising expense of $2.0 million, and increased other sales and marketing costs of $0.6 million. We believe sales and marketing expense may continue to increase in the future as we continue to invest in marketing initiatives to drive additional growth in our customer base.

General and Administrative. General and administrative expense remained flat at $29.6 million in 2012 when compared to 2011. As a percentage of net sales, expenses decreased to 9.0% in 2012 from 11.4% for 2011. Included in the 2012 amount were $0.5 million in expenses consisting primarily of the following: $0.4 million in severance, executive recruiting and relocation expenses, $0.2 million in fees associated with the financing in the first quarter of 2012, $0.1 million in additional legal expenses associated with the Class Action lawsuit, partially offset by $0.3 million related to the release of a litigation accrual. Included in the 2011 amount were $2.9 million in expenses consisting of the following: $2.1 million in expenses primarily related to our equity capitalization issue and strategic review, $0.5 million in severance and executive recruiting expenses, and $0.3 million related to a litigation accrual. Excluding the aforementioned items, general and administrative expense increased $2.4 million period-over-period. The increase was primarily attributable to increased credit card fees of $1.0 million due to higher sales, increased employee compensation costs of $0.6 million due to headcount growth in critical departments, and increased other administrative costs of $0.8 million. We believe general and administrative expense may increase in the future as we continue to invest in our information technology infrastructure to support our future growth.

Income Tax Expense. Income tax expense remained at $0.1 million for 2012 and 2011. This was a result of reducing our net deferred tax assets to zero at December 31, 2010 and maintaining a valuation allowance on our deferred tax assets through 2012.

Comparison of Year Ended December 31, 2011 to Year Ended December 31, 2010

	Year Ended		$	%
	December 31,		Increase	Increase
	2011	2010	(Decrease)	(Decrease)
	(In thousands)
Third-party products	$190,541	$147,065	$43,476	29.6%
Proprietary products	60,973	59,159	1,814	3.1
Freight	9,009	14,457	(5,448)	(37.7)
Net sales	260,523	220,681	39,842	18.1
Cost of goods sold	200,596	164,206	36,390	22.2
Gross profit	$59,927	$56,475	$3,452	6.1%

Net Sales. Net sales increased by $39.8 million, or 18.1%, to $260.5 million for 2011 compared to 2010. Net sales of third-party products increased $43.5 million, or 29.6%, to $190.5 million for 2011. Third-party products include advertising and other fees earned from affiliate programs of an insignificant amount for 2011 and $0.8 million for 2010. Net sales of our proprietary products increased $1.8 million, or 3.1%, to $61.0 million, and freight decreased $5.4 million, or 37.7%, to $9.0 million for 2011 compared to 2010.

The increase in net sales was primarily the result of an increase in our customer base and number of shipped orders compared to the year ended December 31, 2010. We also expanded shipping and promotional offers in 2011, along with growing our network of affiliates. In July 2011, we began distributing our products on Amazon.com. In February 2011, we extended our “free shipping” policy to include all orders above $49, prior to that only orders above $100 included “free shipping”. The change in our “free shipping” policy accounted for additional product sales, although it reduced freight revenue in 2011.

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

General and Administrative. General and administrative expenses decreased $4.4 million, or 12.9%, to $29.6 million for 2011. As a percentage of net sales, general and administrative expenses decreased to 11.4% for 2011 from 15.4% for 2010. Included in the 2011 amount were $2.9 million in expenses consisting of the following: $2.1 million in expenses primarily related to our equity capitalization issue and strategic review, $0.5 million in severance and executive recruiting expenses, and $0.3 million related to a litigation accrual. Included in the 2010 amount were an estimated $10.6 million in expenses consisting of the following: $3.6 million in fees associated with our class action lawsuit, conclusion of the proxy solicitation and other matters, $3.5 million accrual for the settlement of our derivative lawsuit, $1.2 million in accrued severance to our former Chief Executive Officer, $1.1 million in accrued severance to our former Chief Financial Officer, $0.7 million in proxy reimbursement fees to Great Hill Partners and $0.5 million in professional services fees to our independent accountants. Excluding the aforementioned items in both periods, general and administrative expenses increased $3.3 million period-over-period. The increase period-over-period was primarily attributable to increased employee compensation costs of $2.9 million due to headcount growth in critical departments, increased credit card fees of $0.6 million due to higher sales and increased depreciation of $0.2 million; partially offset by a $0.4 million decrease in professional services fees.

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

Historical Cash Flows

Comparison of Year Ended December 31, 2012 to Year Ended December 31, 2011

Net Cash Used in Operating Activities. For the year ended December 31, 2012, net cash used in operations was $9.4 million compared to $7.0 million for the year ended December 31, 2011. The increase in 2012 of $2.4 million was primarily due to our increased net loss.

Net Cash (Used in) Provided By Investing Activities. For the year ended December 31, 2012, net cash used in investing activities was $6.4 million compared to net cash provided by investing activities of $7.6 million for the year ended December 31, 2011. The $14.0 million change in cash flows from investing activities was primarily due to a decrease in proceeds from maturities of securities available for sale as we liquidated all our securities available-for-sale during 2011 and an increase in our capital expenditures.

Net Cash Provided by Financing Activities. For the year ended December 31, 2012, net cash provided by financing activities was $35.0 million compared to $0.4 million for the year ended December 31, 2011. The change in cash flows from financing activities was primarily due to the net proceeds of $33.6 million from the financing in the first quarter of 2012 and the increase in proceeds from the exercise of stock options of $1.0 million.

Liquidity and Capital Resources

Liquidity.  The significant components of our working capital are cash and cash equivalents, inventory and accounts receivable, primarily from credit card processors, reduced by accounts payable and accrued expenses. Cash and cash equivalents consist of cash and money market accounts. The working capital characteristics of our business allow us to collect cash from sales to customers within a few business days of the related sale. At December 31, 2012, we had a working capital surplus of $30.8 million.

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

Our future capital requirements will depend on many factors, including:

•	the rate of our revenue growth,

•	the timing and extent of expenditures to enhance our website, network infrastructure, and transaction processing systems,

•	the extent of our advertising and marketing programs,

•	the efficiency of our fulfillment process and systems,

•	the levels of inventory we maintain, and

•	other factors relating to our business.

On February 16, 2012, we entered into the Purchase Agreement pursuant to which the Investors purchased, and we sold, an aggregate of 4.9 million shares of our common stock at a purchase price of $7.04 per share, and warrants to purchase an aggregate of 1.7 million shares of common stock for an aggregate purchase price of $34.8 million. The warrants have an exercise price of $7.04 per share and a term of four years. A portion of the proceeds from the financing are being used to expand and optimize our distribution network. We spent $4.5 million on the expansion and upgrade of our fulfillment centers in 2012 and expect additional investments in 2013. In addition, an estimated $15.0 million may be used to invest in and stock a third distribution center to support our future sales growth. We are evaluating an investment in a new facility in late 2013 or beyond. We intend to use the remaining proceeds from the financing for general operations.

At December 31, 2012, we had $32.2 million in cash and cash equivalents. In 2012, our net cash used in operating activities was $9.4 million which was primarily due to our net loss. We are investing in our growth strategy, which includes increasing our brand and company awareness, expanding our customer base, growing our product assortment and expanding and optimizing our fulfillment centers. As a result, we are working to increase our customers’ lifetime value by increasing the frequency of purchases and improving customer retention, while also improving our operating efficiencies. We believe the implementation of our growth strategy will reduce our net loss and our net cash used in operations in the future.

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

Aggregate Contractual Obligations.   A summary of contractual cash obligations as of December 31, 2012 is as follows:

	Payments Due By Period
		Less Than			More Than
	Total	1 Year	1 to 3 Years	3 to 5 Years	5 Years
	(In thousands)
Operating Leases	$5,929	$1,700	$2,248	$1,230	$751
Total Contractual Obligations	$5,929	$1,700	$2,248	$1,230	$751

We have various non-cancelable operating leases that expire in various years through August 2019 for the rental of office space. Rent expense totaled $2.0 million and $2.1 million for the years ended December 31, 2012 and 2011, respectively.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of changes in the value of market risk sensitive instruments caused by fluctuations in interest rates, foreign exchange rates and commodity prices. Changes in these factors could cause fluctuations in the results of our operations and cash flows. However, we do not believe that a change in market interest rates would have a material effect on our results of operations or financial condition. Although we derive a minor portion of our sales outside of the U.S., all of our sales are denominated in U.S. dollars. We have limited exposure to financial market risks, including changes in interest rates and foreign currency exchange rates. Inflation generally affects us by increasing costs of inventory, labor and equipment. We do not believe that inflation had any material effect on our results of operations in the periods presented in our financial statements.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

of Vitacost.com, Inc.:

In our opinion, the consolidated balance sheets and the related consolidated statements of comprehensive loss, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Vitacost.com, Inc. and its subsidiary (the “Company”) at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Miami, Florida

March 4, 2013

VITACOST.COM, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2012	2011
	(In thousands, except par value)
Assets
Current Assets
Cash and cash equivalents	$32,152	$12,939
Accounts receivable, net	2,613	2,169
Inventory	33,319	34,822
Prepaid expenses	1,270	1,912
Other receivables	2,054	264
Other assets	93	2,344
Total current assets	71,501	54,450

Property and equipment, net	33,491	33,629
Restricted cash	225	225
Deposits	246	125
Goodwill	2,200	2,200

Total assets	$107,663	$90,629

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$28,696	$30,250
Deferred revenue	5,414	4,573
Accrued expenses	6,545	6,425
Total current liabilities	40,655	41,248

Deferred tax liability	350	574
Total liabilities	41,005	41,822

Commitments and contingencies

Stockholders' Equity
Preferred stock, par value $.00001 per share; 25,000 shares authorized; no shares issued and outstanding	-	-
Common stock, par value $.00001 per share; 100,000 shares authorized; 33,500 and 27,975 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	-	-
Additional paid-in capital	109,022	76,262
Warrants	4,262	-
Accumulated deficit	(46,626)	(27,455)
Total stockholders' equity	66,658	48,807
Total liabilities and stockholders' equity	$107,663	$90,629

The accompanying notes are an integral part of these consolidated financial statements.

VITACOST.COM, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2012	2011	2010
	(In thousands, except per share)
Net sales	$330,680	$260,523	$220,681
Cost of goods sold	254,527	200,596	164,206
Gross profit	76,153	59,927	56,475

Operating expenses:
Fulfillment	33,505	22,290	17,354
Sales and marketing	32,306	22,842	18,727
General and administrative	29,614	29,620	33,989
	95,425	74,752	70,070

Operating loss	(19,272)	(14,825)	(13,595)

Other income (expense)	154	47	(175)

Loss before income taxes	(19,118)	(14,778)	(13,770)
Income tax expense	(53)	(53)	(1,421)
Net loss	$(19,171)	$(14,831)	$(15,191)

Basic and diluted per share information:
Net loss available to common stockholders	$(0.59)	$(0.53)	$(0.55)
Weighted average shares outstanding	32,675	27,829	27,704

Comprehensive loss
Net loss	$(19,171)	$(14,831)	$(15,191)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities	-	20	(20)
Other comprehensive income (loss)	-	20	(20)
Comprehensive loss	$(19,171)	$(14,811)	$(15,211)

The accompanying notes are an integral part of these consolidated financial statements.

VITACOST.COM, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

					Accumulated	(Accumulated
			Additional		Other	Deficit)
	Common Stock		Paid-In		Comprehensive	Retained
	Shares	Amount	Capital	Warrants	(Loss) Income	Earnings	Total
	(In thousands)
Balance at December 31, 2009	27,489	$-	$71,933	$-	$-	$2,567	$74,500
Net loss	-	-	-	-	-	(15,191)	(15,191)
Other compehensive loss	-	-	-	-	(20)	-	(20)
Stock options exercised	292	-	851	-	-	-	851
Stock-based compensation expense	-	-	1,463	-	-	-	1,463
Income tax benefit from stock options exercised	-	-	583	-	-	-	583
Balance at December 31, 2010	27,781	-	74,830	-	(20)	(12,624)	62,186
Net loss	-	-	-	-	-	(14,831)	(14,831)
Other compehensive income	-	-	-	-	20	-	20
Stock options exercised	194	-	424	-	-	-	424
Stock-based compensation expense	-	-	1,008	-	-	-	1,008
Balance at December 31, 2011	27,975	-	76,262	-	-	(27,455)	48,807
Net loss	-	-	-	-	-	(19,171)	(19,171)
Stock options exercised	605	-	1,384	-	-	-	1,384
Stock-based compensation expense	-	-	1,999	-	-	-	1,999
Stock issued in private placement, net	4,920	-	29,377	-	-	-	29,377
Warrants issued in private placement, net	-	-	-	4,262	-	-	4,262
Balance at December 31, 2012	33,500	$-	$109,022	$4,262	$-	$(46,626)	$66,658

The accompanying notes are an integral part of these consolidated financial statements.

VITACOST.COM, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Cash Flows From Operating Activities
Net loss	$(19,171)	$(14,831)	$(15,191)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	6,474	6,174	5,138
Amortization of premium on debt securities available-for-sale	-	72	685
Change in fair value of interest rate swap	-	-	(9)
Realized gain on the sale of securities available-for-sale	-	(1)	(7)
Stock-based compensation expense	1,999	1,008	1,463
Deferred taxes	(224)	53	3,051
Loss (gain) on disposition of property and equipment and other assets	47	41	(69)
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(444)	(1,729)	295
Other receivables	(1,790)	823	(32)
Inventory	1,503	(4,994)	(1,731)
Prepaid expenses	642	(551)	627
Deposits	(121)	(11)	161
Other assets	2,251	1,210	(3,553)
Increase (decrease) in:
Accounts payable	(1,554)	7,570	5,840
Deferred revenue	841	2,438	215
Accrued expenses	120	(4,246)	7,389
Income taxes payable	-	-	(51)
Net cash (used in) provided by operating activities	(9,427)	(6,974)	4,221
Cash Flows From Investing Activities
Proceeds from disposition of property, equipment	74	-	232
Settlement of interest rate swap	-	-	(460)
Payments for the purchase of property and equipment	(6,457)	(3,040)	(16,965)
Increase in restricted cash	-	(225)	-
Purchases of securities available-for-sale	-	-	(27,457)
Proceeds from maturities of securities available-for-sale	-	10,861	51,634
Net cash (used in) provided by investing activities	(6,383)	7,596	6,984
Cash Flows From Financing Activities
Proceeds from private placement, net	33,639	-	-
Principal payments on notes payable	-	(59)	(5,852)
Net borrowings on line of credit	-	-	(3,458)
Repayments on capital lease obligation	-	-	(35)
Proceeds from the exercise of stock options	1,384	424	851
Tax benefit from stock based compensation	-	-	583
Net cash provided by (used in) financing activities	35,023	365	(7,911)
Net increase in cash and cash equivalents	19,213	987	3,294
Cash and cash equivalents:
Beginning of year	12,939	11,952	8,658
Ending of year	$32,152	$12,939	$11,952

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$-	$-	$350
Income taxes	$-	$-	$1,461

Supplemental Schedule of Noncash Investing Activities
Equipment purchased not yet paid (Note 4)	$-	$(1,212)	$2,203
Application of deposits towards purchases of equipment	$-	$-	$4,381

The accompanying notes are an integral part of these consolidated financial statements.

VITACOST.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business, Recent Developments, Significant Accounting Policies and Recent Accounting Guidance

Nature of Business

Vitacost.com, Inc.  (“Vitacost” or the “Company”) is a leading online retailer of health and wellness products, including dietary supplements such as vitamins, minerals, herbs and other botanicals, as well as cosmetics, natural personal care products, pet products, sports nutrition and health foods. Vitacost was incorporated in 1994 and began its online retail activity in 1999.  Vitacost sells an internally developed proprietary line of nutraceuticals as well as a wide selection of other manufacturers’ brand-name health and wellness products.  The Company ships products from two distribution centers located in Lexington, North Carolina and Las Vegas, Nevada.

Significant Accounting Policies

Principles of Consolidation:

The consolidated financial statements include the accounts of Vitacost and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications:

A reclassification on the 2011 consolidated balance sheets has been made to conform to the 2012 presentation. Reclassifications on the 2011 and 2010 consolidated statements of cash flows has been made to conform to the 2012 presentation.

Accounting Estimates:

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates inherent in the preparation of the accompanying consolidated financial statements include management’s forecast of future cash flows used as a basis to assess recoverability of long-lived assets, including intangible assets and goodwill, the reserve for inventory obsolescence, deferred revenue and assumptions used in the valuation of the Company’s stock-based compensation.

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

Accounts Receivable:

Accounts receivable consist primarily of amounts in transit from banks for customer credit card, debit card and electronic benefit transfer transactions that are generally processed by the banks within seven days of authorization. Based on the Company’s historical collection experience and a review of the status of accounts receivable, an allowance for doubtful accounts of $0.2 million was recorded as of December 31, 2012 and 2011.

Inventory:

Inventory, consisting principally of health and wellness products, is primarily stated at the lower of cost or market using the first in, first out (“FIFO”) method.

VITACOST.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Goodwill:

The excess of purchase price over fair value of assets acquired and liabilities assumed in business combinations is classified as goodwill. The Company reviews goodwill for impairment at the reporting unit level annually or, when events or circumstances dictate, more frequently. The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount. In performing the qualitative assessment, the Company assesses relevant events and circumstances that may impact the fair value of its reporting unit, including the following: (i) macroeconomic conditions, (ii) industry and market considerations, (iii) overall financial performance, (iv) events affecting the reporting unit, (v) share price and (vi) recent fair value calculation for the reporting unit, if available. The Company performed this qualitative assessment as of December 31, 2012 as allowable per the applicable authoritative guidance.

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

Based on the Company’s qualitative assessment, it has concluded that it was more likely than not that the estimated fair value of its reporting unit exceeded its carrying value as of December 31, 2012 and thus, did not proceed to the two-step goodwill impairment test. No indicators of impairment exist primarily because the Company’s reporting unit’s fair value has consistently exceeded its carrying value by a significant margin.

Long-Lived Assets:

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company would evaluate potential impairment by comparing the carrying amount of the asset with the estimated undiscounted future cash flows associated with the use of the asset and its eventual disposition. Should the review indicate the asset is not recoverable, the Company’s carrying value of the asset would be reduced to its estimated fair value, which is measured by future discounted cash flows.

Revenue Recognition and Freight:

Revenue from the sale of vitamins, nutritional supplements and other health and wellness products is recognized when all the following criteria are met: a customer executes an order, the sales price and the shipping and handling fee have been determined, credit card authorization has occurred, collection is reasonably assured and the product has been received by the customer. The Company establishes a deferred revenue liability which represents orders that have been shipped but not yet received by the customer at the end of a given period. The Company’s sales terms grant customers certain limited rights of return for a 30-day period. It has been the Company’s experience that such returns have been insignificant. The Company recorded a reserve for returns of $0.2 million at December 31, 2012 and 2011.

Freight billed to customers is classified as revenue and totaled approximately $12.5 million, $9.0 million and $14.5 million for the years ended December 31, 2012, 2011, and 2010, respectively. Freight costs are expensed as incurred and recorded as a component of cost of goods sold. Freight expense totaled approximately $31.7 million, $26.0 million, and $23.0 million for the years ended December 31, 2012, 2011, and 2010, respectively.

VITACOST.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

General and Administrative Expenses:

General and administrative expenses consist of executive compensation, information technology expenses, credit card processing fees, legal fees, professional services, employee expenses and general corporate expenses.

Earnings per Share

The Company computed earnings per share by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by giving effect to all potentially dilutive common shares, including stock options and warrants. The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding for the years ended December 31, 2012, 2011, and 2010:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Weighted-average shares outstanding - basic	32,675	27,829	27,704
Effect of dilutive securities	-	-	-
Weighted-average shares outstanding - diluted	32,675	27,829	27,704

For the periods where the Company reported losses, all common stock equivalents are excluded from the computation of diluted earnings per share, since the result would be antidilutive. Securities that were not included in the calculation of diluted earnings per share because to do so would have been antidilutive for the periods presented, are as follows:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Stock options	2,391	2,582	2,341
Warrants	1,681	-	-
Total antidilutive common stock equivalents excluded from diluted earnings per share	4,072	2,582	2,341

Stock-Based Compensation:

In September 2011, the Company obtained shareholder approval of the 2011 Incentive Compensation Plan (the “Plan”) which replaced the 2007 Stock Award Plan (the “2007 Plan”). The 2007 Plan will continue to govern awards previously granted under it. The Plan’s share reserve includes the sum of 6.0 million shares of the Company’s common stock, plus (i) any shares of its common stock which have been reserved but not issued pursuant to any awards granted under the 2007 Plan, and (ii) the number of shares subject to outstanding awards under the 2007 Plan that expire or otherwise terminate without having been exercised in full, or are forfeited to or repurchased by the Company. Under the terms of the Plan, options to purchase stock are granted at an exercise price that approximates the fair market value of the underlying shares at the time of the grant. Nonqualified options generally become exercisable on the date of grant and expire in ten years. Incentive stock options generally become exercisable over a five-year period and the maximum term of the option may not exceed ten years. Compensation expense related to stock options recognized in earnings in 2012, 2011, and 2010, was approximately $2.0 million, $1.0 million, and $1.5 million on a pretax basis, respectively.

VITACOST.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recognizes compensation expense for stock awards based on their fair value and related tax effects over the requisite service period. The fair value of each option award is estimated on the date of grant using an option valuation method that uses the assumptions noted in the below table. The valuation technique incorporates assumptions for the expected volatility of the stock price, the expected term of the option, expected dividends, forfeitures and risk-free interest rate for the expected term of the option. As a result of its limited trading history, the Company uses expected volatilities based on the historical volatility of a sample of companies in a similar industry and of a comparable size as the Company. The expected term of the option is calculated using simplified method, which analyzes the vesting terms of an option along with the contractual term, setting the expected term at a midpoint in between. The risk-free interest rate takes into account the time-value of money. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at time of grant. The Company estimates forfeitures based on historical pre-vesting forfeitures and revises those estimates in subsequent periods if actual forfeitures differ from those estimates.

The fair value of each option granted was estimated using the following assumptions:

	2012	2011	2010
Expected life - employees	6-7 years	N/A	7 years
Expected life - executives	6-7 years	5.5 - 6.5 years	5.75 - 7 years
Volatility percentage	54.0%-55.2%	62.6% - 63.9%	67.9% - 68.8%
Risk free interest rate	0.83%-1.22%	1.13% - 1.94%	1.55% - 3.16%
Dividends	None	None	None

 Fair Value of Financial Instruments:

Existing accounting guidance defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and requires disclosures about fair value measurements. The guidance applies to all assets and liabilities that are being measured and reported on a fair value basis. It requires disclosure that establishes a framework for measuring fair value in GAAP and about fair value measurements. This guidance enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. Assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

Level 1:  Quoted market prices in active markets for identical assets or liabilities.

Level 2:  Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3:  Unobservable inputs that are not corroborated by market data.

The carrying amounts of other financial instruments, including cash and cash equivalents, accounts receivable, other receivables and accounts payable approximate fair value due to the short maturity of these instruments. Cash and cash equivalents are a Level 1 instrument within the fair value hierarchy.

Concentration of Credit Risk:

The Company’s cash and cash equivalents were held by one major financial institution and for certain accounts exceed federally insured limits. These cash and cash equivalent balances could be impacted if this financial institution fails or is subjected to other adverse conditions in the financial markets.  To date, the Company has experienced no loss or lack of access to its cash and cash equivalents.

Income Taxes:

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The Company has determined that there were no material uncertain tax positions and accordingly no associated interest and penalties were required to be accrued at December 31, 2012 and 2011, respectively.

VITACOST.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contingencies:

On an ongoing basis, the Company assesses potential liabilities related to lawsuits or claims brought against it. While it is typically very difficult to determine the timing and ultimate outcome of such actions, the Company’s management uses their best judgment to determine if it is probable that it will incur an expense related to the settlement or final adjudication of such matters and whether a reasonable estimation of such probable loss, if any, can be made. In assessing probable losses, the Company takes into consideration estimates of the amount of insurance recoveries, if any. The Company accrues a liability when it believes a loss is probable and the amount of loss can be reasonably estimated. Due to the inherent uncertainties related to the eventual outcome of litigation and potential insurance recoveries, it is possible that certain matters may be resolved for amounts materially different from any provisions or disclosures that the Company has previously made.

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

VITACOST.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Inventory

Inventory consists of the following as of December 31, 2012 and 2011:

	December 31,
	2012	2011
	(In thousands)
Raw materials	$-	$2,959
Work in process and bulk	761	2,591
Finished goods	32,558	29,272
	$33,319	$34,822

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

4. Property and Equipment

Property and equipment consists of the following as of December 31, 2012 and 2011:

	December 31,
	2012	2011
	(In thousands)
Buildings and building improvements	$12,759	$12,428
Furniture, fixtures and equipment	24,157	21,594
Computers	3,387	2,709
Software	7,778	7,235
Leasehold improvements	2,670	2,620
Land	460	460
	51,211	47,046
Less accumulated depreciation	(21,045)	(14,995)
	30,166	32,051
Construction-in-progress	3,325	1,578
	$33,491	$33,629

Construction-in-progress was primarily related to the upgrade of the Company’s Lexington, North Carolina distribution facility. During 2011, the Company was released from its obligation to purchase $1.2 million of equipment which was previously recorded in construction-in-progress.

VITACOST.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Accrued Expenses

Accrued expenses consist of the following at December 31, 2012 and 2011:

	December 31,
	2012	2011
	(In thousands)
Accrued salaries and related expenses	$1,693	$2,322
Advertising and related expenses	1,110	487
Other accrued expenses	3,742	3,616
	$6,545	$6,425

6. Stock Option Plan

A summary of the Company’s stock option activity for common stock for the years ended December 31, 2012, 2011 and 2010 is as follows:

	Options
	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
	( In thousands, except per share)
Outstanding, January 1, 2010	2,746	$5.67	$2.16	6.67	$11,990
Granted	447	9.36	5.60	9.21
Exercised	(292)	2.91	1.14	3.96	2,400
Cancelled	(47)	7.25	2.02	9.80
Forfeited	(136)	8.08	3.14	9.44
Outstanding, December 31, 2010	2,718	$6.42	$2.79	7.01	$1,897
Granted	1,840	4.42	2.77	10.19
Exercised	(194)	2.19	0.46	2.68	733
Cancelled	(25)	7.76	2.88	8.14
Forfeited	(77)	9.46	5.99	7.19
Outstanding, December 31, 2011	4,262	$5.69	$2.83	7.59	$6,945
Granted	2,197	6.73	3.42	8.13
Exercised	(605)	2.29	0.85	2.01	2,573
Cancelled	(28)	7.89	3.33	0.06
Forfeited	(617)	6.61	3.62	-
Outstanding, December 31, 2012	5,209	$6.40	$3.21	7.79	$6,238

Exercisable at December 31, 2011	2,582	$6.12	$2.68	6.09	$4,373
Exercisable at December 31, 2012	2,391	$6.84	$4.18	6.81	$3,341

As of December 31, 2012, there was approximately $7.2 million of total unrecognized compensation cost, net of estimated forfeitures related to stock options granted under the Company’s stock incentive plan, which is expected to be recognized over a weighted average period of 3.64 years.

7. Leases

Certain office space is leased under noncancelable operating leases expiring in various years through 2019. Future minimum lease payments, by year, and in the aggregate, under operating leases are due as follows as of December 31, 2012:

Operating
Year Ending December 31,	Leases
(In thousands)
2013	$1,700
2014	1,660
2015	588
2016	606
2017	624
Thereafter	751
Total minimum lease payments	$5,929

VITACOST.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total rental expense included in the statements of comprehensive loss for the years ended December 31, 2012, 2011, and 2010 was $2.0 million, $2.1 million, and $2.1 million, respectively

8. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. Pursuant to applicable statutes of limitation, returns open for adjustment by the Internal Revenue Service (“IRS”) are the consolidated federal income tax returns for tax years ended December 31, 2011 and 2012. Pursuant to applicable statutes of limitation, state income tax returns open for adjustment by the state tax authorities are for tax years ended December 31, 2004 through December 31, 2012. The IRS previously examined the Company’s 2008 federal income tax return, which resulted in no change to the Company’s tax return. The Company has also recently concluded an examination of its income tax returns for 2009 and 2010 by the IRS. The examination resulted in no material changes.

A number of years may elapse before an uncertain tax position is audited and finally resolved. Settlement of any particular position would usually require the use of cash. The resolution of a matter would be recognized as an adjustment to the provision for income taxes and the effective tax rate in the period of resolution. The Company has determined that there are no material uncertain tax positions and accordingly no associated interest and penalties are required to be accrued at December 31, 2012.

Reconciliation of the federal statutory income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2012	2011	2010
Taxes computed at federal tax rate	$(6,500)	$(5,025)	$(4,682)
State income taxes, net of federal income tax benefit, excluding change in valuation allowance	(281)	(277)	(236)
Non-taxable income	-	(6)	(27)
Meals and entertainment	7	6	6
Incentive stock options	268	(34)	83
Other tax assets	916	556	(75)
Change in valuation allowance – state	437	404	944
Change in valuation allowance - federal	5,206	4,429	5,408
Income tax expense	$53	$53	$1,421

The provision for income taxes charged to operations for the years ended December 31, 2012, 2011 and 2010, consists of the following:

	Year Ended December 31,
	2012	2011	2010
Current tax expense (benefit)	$277	$-	$(1,630)
Deferred tax (benefit) expense	(224)	53	3,051
Income tax expense	$53	$53	$1,421

VITACOST.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that give rise to significant components of deferred tax assets at December 31, 2012 and 2011 are presented below:

	December 31,
	2012	2011
Deferred tax assets:
Net operating loss and credits carryforward	$15,758	$8,930
Inventory	366	375
Accrued compensation	29	393
Stock-based compensation	3,258	4,153
Accrued expenses	-	174
Deferred revenue and reserves	678	791
	20,089	14,816
Deferred tax liability:
Depreciation and amortization	(3,611)	(4,205)
	-	-
Valuation allowance - state	(1,785)	(1,348)
Valuation allowance - federal	(15,043)	(9,837)
Deferred tax liability, net	$(350)	$(574)

The deferred tax amounts mentioned above have been classified on the accompanying consolidated balance sheets as follows:

	December 31,
	2012	2011
Deferred tax liability, net
Noncurrent liability	$350	$574

The Company evaluates its deferred tax assets on a regular basis to determine if valuation allowances are required. In its evaluation, the Company considers taxable loss carryback availability, expectations of sufficient future taxable income, trends in earnings, existence of taxable income in recent years, the future reversal of temporary differences and the available tax planning strategies that could be implemented, if required. Valuation allowances are established based on the consideration of all available evidence using a more likely than not standard. Based on the Company’s evaluation, a valuation allowance of $16.8 million was established against its net deferred tax assets as of December 31, 2012. The Company’s deferred tax assets for which it has not established a valuation allowance relate to amounts than can be realized through future reversals of existing taxable temporary differences. The Company’s valuation allowance will be reversed if and when it becomes more likely than not that the Company can generate sufficient taxable income in the future to utilize the tax benefits of the related deferred tax assets. The noncurrent deferred tax liability of $0.4 million relates to the excess book basis over tax basis of our goodwill, net of a tax credit carryforward, which has an indefinite life. Because goodwill has an indefinite life, the reversal of the book basis over tax basis is not considered a source of taxable income to support the realization of the Company’s deferred tax assets. Subsequent revisions to the estimated net realizable value of the deferred tax asset or deferred tax liability could cause the provision for income taxes to vary significantly from period to period.

As of December 31, 2012, the Company had unused federal net operating loss carryforwards of approximately $42.7 million, which were generated during the year ended December 31, 2012, 2011 and 2010. As of December 31, 2012, the Company had Florida and North Carolina net operating loss carryforwards of approximately $12.4 million and $11.0 million, respectively. The state net operating loss carryforwards, if not utilized, expire beginning in December 2023.

During the years ended December 31, 2012, 2011 and 2010 employees exercised incentive stock options and sold the stock in disqualifying dispositions. For the year ended December 31, 2010 a portion of the tax benefit associated with the sale of the stock has been recognized as an income tax benefit. Generally, incentive stock options provide employees with significant tax benefits by allowing the employee to exercise stock options without being taxed on the intrinsic value on the exercise date provided the employee owns the stock for specified periods of time. Since the employer will not receive a tax benefit upon the exercise of incentive stock options, unless there is a disqualifying disposition, the compensation expense associated with incentive stock options is treated as a permanent difference between book and tax accounting and consequently affects the effective tax rate of the Company. For the year ended December 31, 2010, the disqualifying disposition of incentive stock options resulted in a related tax benefit of $0.6 million, which has been recorded as a reduction in income taxes payable and an increase in additional paid-in capital in the accompanying consolidated balance sheet; there were no tax benefits recognized during the years ended December 31, 2012 and 2011.

VITACOST.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Related Party Transactions

In October 2010, the Company entered into a stockholder agreement with Great Hill Investors, LLC, Great Hill Equity Partners III, L.P., and Great Hill Equity Partners IV, L.P. (collectively, “GHP”), whereby GHP agreed to various restrictions with respect to the voting, transfer and sale of shares of the Company’s common stock which it currently owns and with respect to any shares it may own in the future in excess of 30% of the Company’s outstanding common stock. In addition, the Company and Great Hill entered into a registration rights agreement, which provides Great Hill with certain demand, incidental and shelf registration rights subject to various exceptions and qualifications. Lastly, the Company agreed to reimburse Great Hill $0.7 million for its reasonable and documented out-of-pocket expenses incurred in connection with a consent solicitation that occurred in 2010. The Company reimbursed $0.4 million and $0.3 million to Great Hill in 2011 and 2010, respectively.

The Company paid Board members a total of $0.1 million in consulting fees during the year ended December 31, 2010. Such amounts have been included in general and administrative expenses in the statements of comprehensive loss. No consulting fee payments were made to Board members in 2012 and 2011.

As discussed in Note 2, on February 16, 2012, the Company entered into the Purchase Agreement with the Investors for the purchase of shares of common stock and warrants to purchase shares of common stock of the Company for an aggregate purchase price of $34.8 million. Concurrently with entering into the Purchase Agreement, the Company entered into a registration rights agreement with Jeffrey Horowitz and JHH which provides Jeffrey Horowitz and JHH with demand, shelf and piggyback registration rights subject to various exceptions and qualifications. The registration rights agreement further provides that if the Company enters into a registration rights agreement (or similar agreement) with any person or entity on more favorable terms than those contained in the registration rights agreement, the registration rights agreement will be amended to include such more favorable terms. Pursuant to the registration rights agreement, the Company has agreed to pay all of the registration costs and expenses incurred in connection with such demand, shelf and piggyback registrations.

10. Retirement Plan

The Company has a defined contribution plan which covers substantially all of the Company’s employees. Under the plan, the Company matches 100% of the first 3% of contributions and 50% of the next 2% of contributions. The Company’s contribution is based on a maximum of 5% of the employee’s contributions. The amount contributed to the plan by the Company amounted to $0.7 million, $0.6 million, and $0.3 million for the years ended December 31, 2012, 2011, and 2010, respectively.

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

On June 25, 2012, the Southern District of Florida entered its order granting defendants’ motion to dismiss in full and dismissing the second amended complaint with prejudice. On July 23, 2012, lead plaintiff filed a notice of appeal to the Eleventh Circuit of the order granting defendants’ motion to dismiss. Plaintiff-Appellant filed its opening appellate brief on September 17, 2012, Defendant-Appellees filed their responding brief on October 29, 2012, and Plaintiff Appellant filed its reply in support of its opening brief on December 3, 2012. Oral argument before the Eleventh Circuit is currently scheduled for the week of April 8, 2013.

VITACOST.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company records provisions in its consolidated financial statements for pending litigation when it determines that an unfavorable outcome is probable and the amount of loss can be reasonably estimated. As of December 31, 2012, the Company has concluded that it is not probable that a loss has been incurred and is unable to estimate the possible loss or range of loss that could result from an unfavorable verdict. Therefore, the Company has not provided any amounts in the consolidated financial statements for an unfavorable outcome. The Company believes that it has meritorious arguments for affirmation of the Southern District of Florida’s order that it will raise in the appeal. It is possible that the Company’s consolidated financial statements could be materially adversely affected by an unfavorable outcome.

Sales or Other Taxes:

A number of states have sought to impose sales or other tax collection obligations on online retailers. Certain states have imposed such a sales tax obligation requirement on remote online retailers that use residents of that state to directly or indirectly refer potential customers, via a link on an internet website or other means, to the online retailer for a commission-based fee. There is still significant uncertainty as to whether or how existing laws governing these matters apply to Vitacost and its relationships with its sales affiliates and how these laws will be interpreted for the Company and other online retailers. As a result, it is currently not possible to determine the ultimate outcome as to whether these obligations apply to the Company under its specific facts and circumstances. Because the Company does not believe that it is probable that these obligations are applicable to its specific facts and circumstances, it has not accrued for these obligations as of December 31, 2012. The Company is also currently unable to estimate the amount of the loss, if any, should these obligations apply to it. The eventual outcome of a successful assertion by one or more states that the Company should collect sales or other taxes may be materially different from any provisions or disclosures the Company has previously made and could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

Other matters:

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

12. Quarterly Selected Financial Data (Unaudited)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
(In Thousands, Except per
Share Data)	2012	2011	2012	2011	2012	2011	2012	2011
Net sales	$83,592	$63,762	$79,877	$65,891	$82,218	$63,456	$84,992	$67,414
Operating loss	(6,573)	(2,216)	(4,310)	(3,684)	(5,206)	(5,359)	(3,184)	(3,566)
Net loss	(6,554)	(2,222)	(4,302)	(3,700)	(5,141)	(5,341)	(3,173)	(3,568)
Loss per share
Basic	(0.21)	(0.08)	(0.13)	(0.13)	(0.15)	(0.19)	(0.09)	(0.13)
Diluted	$(0.21)	$(0.08)	$(0.13)	$(0.13)	$(0.15)	$(0.19)	$(0.09)	$(0.13)

During the quarter ended December 31, 2012, the Company recorded an adjustment to reduce bonus expense by $1.1 million dollars.

During the quarter ended September 30, 2011, the Company recorded an out of period adjustment to increase stock-based compensation expense by $0.4 million related to a stock-based option grant that occurred in June 2011 under the Company’s 2007 Stock Award Plan, the terms of which provided for the immediate vesting of certain options under the grant. The adjustment was to expense the portion of the award which vested immediately at the grant date. The Company concluded that the adjustment was not material to the previously reported consolidated financial statements.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 during the quarter ended December 31, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2012.

Item 11. Executive Compensation

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2012.

Item 13. Certain Relationships, Related Transactions and Director Independence

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2012.

Item 14. Principal Accounting Fees and Services

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2012.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

1.	Financial Statements: The information concerning Vitacost’s financial statements, and Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm required by this Item is incorporated by reference herein to the section of this Report in Item 8, entitled “Financial Statements and Supplementary Data.”

2.	Financial Statement Schedule: The following financial statement schedule of Vitacost.com, Inc., for the fiscal years ended December 31, 2012, 2011 and 2010, is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Vitacost.com, Inc.

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

VITACOST.COM, INC.

Dated: March 4, 2013	By:	/s/ Jeffrey J. Horowitz
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Jeffrey J. Horowitz	Chief Executive Officer (Principal Executive Officer)	March 4, 2013
Jeffrey J. Horowitz

/s/ Brian D. Helman	Chief Financial Officer (Principal Financial Officer)	March 4, 2013
Brian D. Helman

/s/ Michael Kumin	Director (Interim Chairman of the Board)	March 4, 2013
Michael Kumin

/s/ Christopher Gaffney	Director	March 4, 2013
Christopher Gaffney

/s/ Stuart Goldfarb	Director	March 4, 2013
Stuart Goldfarb

/s/ Edwin J. Kozlowski	Director	March 4, 2013
Edwin J. Kozlowski

/s/ Robert G. Trapp	Director	March 4, 2013
Robert G. Trapp

EXHIBIT INDEX

Exhibit Number	Exhibits
3.1(1)	Certificate of Incorporation of the Registrant
3.2(1)	Bylaws of the Registrant
4.1(2)	Specimen of Common Stock Certificate
4.2†(3)	Form of Nonstatutory Stock Option Agreement
4.3†(4)	Form of Incentive Stock Option Agreement
4.4(5)	Stockholder Agreement dated October 8, 2010 by and between Vitacost.com, Inc. and Great Hill Investors, LLC, Great Hill Equity Partners III, L.P. and Great Hill Partners IV, L.P.
4.5(5)	Registration Rights Agreement dated October 8, 2010 by and between Vitacost.com, Inc. and Great Hill Investors, LLC, Great Hill Equity Partners III, L.P. and Great Hill Partners IV, L.P.
4.6(14)	Form of Warrant to Purchase Common Stock
10.1†(3)	2000 Stock Option Plan
10.2†(6)	2007 Stock Award Plan
10.3†(7)	2011 Incentive Compensation Plan
10.4†(8)	Employment Agreement dated October 19, 2010 between Vitacost.com, Inc. and Stephen E. Markert, Jr.
10.5†(9)	Employment Agreement dated February 16, 2011 between Vitacost.com, Inc. and Jeffery Horowitz
10.6†(10)	Employment Agreement dated August 4, 2011 between Vitacost.com, Inc. and Robert Wegner
10.7†(11)	Employment Agreement dated August 18, 2011 between Vitacost.com, Inc. and David Zucker
10.8†(12)	Employment Agreement dated November 28, 2011 between Vitacost.com, Inc. and Nachiket Desai
10.9†(13)	Employment Agreement dated January 25, 2012 between Vitacost.com, Inc. and Brian Helman
10.10†(2)	Form of Indemnification Agreement between Vitacost.com, Inc. and each officer and director
10.11(14)	Purchase Agreement among Vitacost.com, Inc. and the Purchasers identified on Exhibit A thereto, dated February 16, 2012
10.12(14)	Registration Rights Agreement among Vitacost.com, Inc., Jeffrey Horowitz and JHH Capital, LLC, dated February 16, 2012
10.13†(15)	Employment Termination and General Release Agreement between Vitacost.com, Inc. and Stephen E. Markert, Jr., dated February 24, 2012
10.14†(16)	Employment Agreement between Vitacost.com, Inc. and Joseph R. Topper, Jr., dated August 6, 2012
10.15(17)	Manufacturing Agreement between Vitacost.com, Inc. and Nature’s Value Inc., dated August 28, 2012
10.16(17)	Facilities Lease Agreement among Vitacost.com, Inc., Nutra-Pharma Manufacturing Corp. and Nature’s Value, Inc., dated August 28, 2012
10.17(17)	Equipment Rental Agreement among Vitacost.com, Inc., Nutra-Pharma Manufacturing Corp. and Nature’s Value, Inc., dated August 28, 2012
10.18(17)	Services Agreement among Vitacost.com, Inc. and Nutra-Pharma Manufacturing Corp., dated August 28, 2012
21.1	List of Subsidiaries of Registrant
23.1	Consent of Independent Registered Certified Public Accounting Firm
31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities and Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities and Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

†	Denotes a management contract or compensatory plan or arrangement.

(1)	Filed as an Exhibit to Registrant’s Current Report on Form 8-K12B filed with the Securities and Exchange Commission on September 28, 2011.

(2)	Filed as an Exhibit to Amendment No. 7 of Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 21, 2009.

(3)	Filed as an Exhibit to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 20, 2007.

(4)	Filed as an Exhibit to Registrant’s Amendment No. 4 of Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 28, 2009.

(5)	Filed as an Exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 13, 2010.

(6)	Filed as an Exhibit to Registrant’s Amendment No. 3 of Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 12, 2009.

(7)	Filed as an Exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2011.

(8)	Filed as an Exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2010.

(9)	Filed as an Exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 22, 2011.

(10)	Filed as an Exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 9, 2011.

(11)	Filed as an Exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2011.

(12)	Filed as an Exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 28, 2011.

(13)	Filed as an Exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2012.

(14)	Filed as an Exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2012.

(15)	Filed as an Exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 29, 2012.

(16)	Filed as an Exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2012.

(17)	Filed as an Exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 28, 2012.

