Form 10-Q
period 2013-03-31
Vitacost.com, Inc.
filed 2013-05-08
CIK 1401688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 3, 2013, the registrant has 33,604,121 shares of common stock outstanding.

Vitacost.com, Inc. Form 10-Q

PART I.         FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

VITACOST.COM, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	As of
	March 31, 2013	December 31, 2012
	(In thousands, except par value)
Assets
Current Assets
Cash and cash equivalents	$29,961	$32,152
Accounts receivable, net	2,932	2,613
Inventory	41,360	33,319
Prepaid expenses	1,545	1,270
Other receivables	1,260	2,054
Restricted cash	225	-
Other assets	83	93
Total current assets	77,366	71,501

Property and equipment, net	33,300	33,491
Restricted cash	250	225
Deposits	236	246
Goodwill	2,200	2,200

Total assets	$113,352	$107,663

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$35,671	$28,696
Deferred revenue	4,802	5,414
Accrued expenses	7,544	6,545
Total current liabilities	48,017	40,655

Deferred tax liability	363	350
Total liabilities	48,380	41,005

Commitments and contingencies

Stockholders' Equity
Preferred stock, par value $.00001 per share; 25,000 shares authorized; no shares issued and outstanding	-	-
Common stock, par value $.00001 per share; 100,000 shares authorized; 33,602 and 33,500 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	-	-
Additional paid-in capital	110,335	109,022
Warrants	4,262	4,262
Accumulated deficit	(49,625)	(46,626)
Total stockholders' equity	64,972	66,658
Total liabilities and stockholders' equity	$113,352	$107,663

The accompanying notes are an integral part of these consolidated financial statements.

VITACOST.COM, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

	For the Three Months Ended
	March 31,
	2013	2012
	(In thousands, except per share)
Net sales	$97,756	$83,592
Cost of goods sold	75,127	64,444
Gross profit	22,629	19,148

Operating expenses:
Fulfillment	8,915	8,414
Sales and marketing	8,417	9,133
General and administrative	8,303	8,174
	25,635	25,721

Operating loss	(3,006)	(6,573)

Other income	20	32
Loss before income taxes	(2,986)	(6,541)
Income tax expense	(13)	(13)
Net loss	$(2,999)	$(6,554)

Basic and diluted per share information:
Net loss available to common stockholders	$(0.09)	$(0.21)
Weighted average shares outstanding	33,519	30,591

Other comprehensive income	-	-
Comprehensive loss	$(2,999)	$(6,554)

The accompanying notes are an integral part of these consolidated financial statements.

VITACOST.COM, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited)

			Additional
	Common Stock		Paid-In		Accumulated
	Shares	Amount	Capital	Warrants	Deficit	Total
Balance at December 31, 2012	33,500	$-	$109,022	$4,262	$(46,626)	$66,658
Net loss	-	-	-	-	(2,999)	(2,999)
Stock options exercised	102	-	538	-	-	538
Stock-based compensation expense	-	-	775	-	-	775
Balance at March 31, 2013	33,602	$-	$110,335	$4,262	$(49,625)	$64,972

The accompanying notes are an integral part of these consolidated financial statements.

 VITACOST.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended March 31,
	2013	2012
	(In thousands)
Cash Flows From Operating Activities
Net loss	$(2,999)	$(6,554)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,655	1,554
Stock-based compensation expense	775	492
Deferred income taxes	13	13
Loss on disposition of property and equipment and other assets	3	17
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(319)	(9)
Other receivables	794	(61)
Inventory	(8,041)	(1,675)
Prepaid expenses	(275)	(263)
Deposits	10	(33)
Other assets	10	4
Increase (decrease) in:
Accounts payable	6,975	445
Deferred revenue	(612)	(700)
Accrued expenses	999	1,886
Net cash used in operating activities	(1,012)	(4,884)
Cash Flows From Investing Activities
Proceeds from disposition of property, equipment	2	55
Payments for the purchase of property and equipment	(1,469)	(2,422)
Increase in restricted cash	(250)	-
Net cash used in investing activities	(1,717)	(2,367)
Cash Flows From Financing Activities
Proceeds from private placement, net	-	33,639
Proceeds from the exercise of stock options	538	1,244
Net cash provided by financing activities	538	34,883
Net (decrease) increase in cash and cash equivalents	(2,191)	27,632
Cash and cash equivalents:
Beginning of year	32,152	12,939
End of period	$29,961	$40,571

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

Basis of presentation

The accompanying unaudited consolidated financial statements of Vitacost as of March 31, 2013, and for the three months ended March 31, 2013 and 2012, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information along with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) for annual financial statements. In management’s opinion, Vitacost has made all adjustments (consisting of normal, recurring and non-recurring adjustments) during the quarter that were considered necessary for the fair presentation of the financial position and operating results of the Company. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. In addition, the results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2013, or for any other period. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes, together with management’s discussion and analysis of financial position and results of operations, contained in Vitacost’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “Form 10-K”).

Significant Accounting Policies

Principles of consolidation:

The consolidated financial statements include the accounts of Vitacost and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Earnings per share:

The Company computed earnings per share by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by giving effect to all potentially dilutive common shares, including stock options and warrants. The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	(In thousands)

Weighted-average shares outstanding - basic	33,519	30,591
Effect of dilutive securities	-	-
Weighted-average shares outstanding - diluted	33,519	30,591

For the periods where the Company reported losses, all common stock equivalents are excluded from the computation of diluted earnings per share, since the result would be antidilutive. Securities that were not included in the calculation of diluted earnings per share because to do so would have been antidilutive for the periods presented, are as follows:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Stock options	2,682	2,325
Warrants	1,681	1,681
Total antidilutive common stock equivalents excluded from diluted earnings per share	4,363	4,006

Restricted cash:

Restricted cash consists of cash pledged as collateral to secure vendor obligations.

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

Recently Adopted and Recently Issued Accounting Guidance

The Company did not adopt any accounting guidance nor was there any new accounting guidance during the period that had or would have a material impact on the Company’s consolidated financial statements.

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

3. Inventory

Inventory consists of the following as of March 31, 2013 and December 31, 2012:

	March 31,	December 31,
	2013	2012
	(In thousands)
Bulk and other	$770	$761
Finished goods	40,590	32,558
	$41,360	$33,319

4. Property and Equipment

Property and equipment consists of the following as of March 31, 2013 and December 31, 2012:

	March 31,	December 31,
	2013	2012
	(In thousands)
Buildings and building improvements	$12,857	$12,759
Furniture, fixtures and equipment	24,264	24,157
Computers	3,791	3,387
Software	7,808	7,778
Leasehold improvements	2,751	2,670
Land	460	460
	51,931	51,211
Less accumulated depreciation	(22,700)	(21,045)
	29,231	30,166
Construction-in-progress	4,069	3,325
	$33,300	$33,491

Construction-in-progress was primarily related to the upgrade of the Company’s Lexington, North Carolina distribution facility.

5. Stock Option Plan

In September 2011, the Company obtained shareholder approval of the 2011 Incentive Compensation Plan (the “Plan”), which replaced the 2007 Stock Award Plan (the “2007 Plan”). The 2007 Plan, however, will continue to govern awards previously granted under it. The Plan share reserve includes the sum of 6.0 million shares of the Company’s common stock, plus (i) any shares of its common stock which have been reserved but not issued pursuant to any awards granted under the 2007 Plan, and (ii) the number of shares subject to outstanding awards under the 2007 Plan that expire or otherwise terminate without having been exercised in full, or are forfeited to or repurchased by the Company.

A summary of the Company’s stock option activity related to common stock for the three months ended March 31, 2013 and 2012 is as follows:

	2013		2012
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
	(In thousands except exercise price)
Outstanding at beginning of period	5,209	$6.40	4,262	$5.69
Granted	510	7.15	1,653	6.95
Exercised	(102)	5.27	(337)	3.69
Forfeited or expired	(322)	4.99	(89)	6.87
Outstanding at period end	5,295	$6.58	5,489	$6.18
Exercisable at period end	2,682	$6.88	2,325	$6.46

As of March 31, 2013 there was $7.3 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock options granted under the Company’s stock incentive plans, which is expected to be recognized over a weighted average period of 3.60 years.

6.    Contingencies

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

On June 25, 2012, the Southern District of Florida entered its order granting defendants’ motion to dismiss in full and dismissing the second amended complaint with prejudice. On July 23, 2012, lead plaintiff filed a notice of appeal to the Eleventh Circuit of the order granting defendants’ motion to dismiss. On May 5, 2013, the Eleventh Circuit issued its opinion affirming the dismissal. The deadline for lead plaintiff to file a petition for writ of certiorari in the U.S. Supreme Court is August 5, 2013.

The Company records provisions in its consolidated financial statements for pending litigation when it determines that an unfavorable outcome is probable and the amount of loss can be reasonably estimated. As of March 31, 2013, the Company has concluded that it is not probable that a loss has been incurred and is unable to estimate the possible loss or range of loss that could result from an unfavorable verdict. Therefore, the Company has not provided any amounts in the consolidated financial statements for an unfavorable outcome. The Company believes that it has meritorious arguments for affirmation of the Southern District of Florida’s order that it has raised in the appeal. It is possible that the Company’s consolidated financial statements could be materially adversely affected by an unfavorable outcome.

Sales or Other Taxes:

A number of states have sought to impose sales or other tax collection obligations on online retailers. Certain states have imposed such a sales tax obligation requirement on remote online retailers that use residents of that state to directly or indirectly refer potential customers, via a link on an internet website or other means, to the online retailer for a commission-based fee. There is still significant uncertainty as to whether or how existing laws governing these matters apply to Vitacost and how these laws will be interpreted for the Company and other online retailers. As a result, it is currently not possible to determine the ultimate outcome as to whether such potential obligations apply to the Company under its specific facts and circumstances. Because the Company does not believe that it is probable such potential obligations are applicable to its specific facts and circumstances, it has not accrued for such potential obligations as of March 31, 2013. The Company is also currently unable to estimate the amount of the loss, if any, should such potential obligations apply. The eventual outcome of a successful assertion by one or more states that the Company should collect sales or other taxes may be materially different from any provisions or disclosures the Company has previously made and could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

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

7. Income Taxes

The Company evaluates its deferred tax assets on a regular basis to determine if valuation allowances are required. In its evaluation, the Company considers taxable loss carryback availability, expectations of sufficient future taxable income, trends in earnings, existence of taxable income in recent years, the future reversal of temporary differences and available tax planning strategies that could be implemented, if required.  Valuation allowances are established based on the consideration of all available evidence using a more likely than not standard.  Based on the Company’s evaluation, a valuation allowance of $1.0 million was established against its net deferred tax assets for the three months ended March 31, 2013. This amount was in addition to the $16.8 million valuation allowance that was recorded as of December 31, 2012.

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

All forward-looking statements, including, without limitation, our examination of historical operating trends, are based upon our current expectations and various assumptions. We believe there is a reasonable basis for our expectations and beliefs, but they are inherently uncertain. We may not realize our expectations and our beliefs may not prove correct. Actual results could differ materially from those described or implied by such forward-looking statements and are subject to change due to inherent risks and uncertainties such as those disclosed or incorporated by reference to our filings with the Securities and Exchange Commission (“SEC”). Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from the forward-looking statements are incorporated by reference into this Quarterly Report on Form 10-Q, under the heading "Risk Factors" and include, among others:

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

Private Placement

On February 16, 2012, the Company entered into a Purchase Agreement (the “Purchase Agreement”) by and among Vitacost, JHH Capital, LLC, an entity affiliated with Jeffrey Horowitz, our Chief Executive Officer (“JHH”), Great Hill Equity Partners III, L.P. (“Great Hill III”), Great Hill Equity Partners IV, L.P. (“Great Hill IV”), Great Hill Investors, LLC (“Great Hill Investors”), Freshford Partners, LP (“Freshford Partners”), Freshford Master Fund, Ltd (“Freshford Master Fund”) and Baron Small Cap Fund (“Baron” and, together with JHH, Great Hill III, Great Hill IV, Great Hill Investors, Freshford Partners, Freshford Master Fund, collectively, the “Investors”) pursuant to which the Investors purchased, and Vitacost sold, an aggregate of 4.9 million shares of the Company’s common stock at a purchase price of $7.04 per share, and warrants to purchase an aggregate of 1.7 million shares of the Company’s common stock for an aggregate purchase price of $34.8 million. The warrants have an exercise price of $7.04 per share and a term of four years. The net proceeds of $33.6 million, after the deduction of fees of $1.2 million incurred in connection with the transaction, were allocated between common stock and warrants based on their relative fair values as of the purchase date. A portion of the proceeds from the Private Placement is being used to expand and optimize our distribution network. We spent $4.5 million on the expansion and upgrade of our fulfillment centers in 2012 and expect additional investments in 2013. We are also evaluating an investment in a new distribution facility to support our future sales growth. We intend to use the remaining proceeds from the Private Placement for general operations.

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

Sources of Revenue

We derive our revenue principally through the sale of products and freight billed to customers associated with the shipment of products. Net product sales accounted for approximately 96% of our total net sales, for the three months ended March 31, 2013 and 2012, respectively, with freight comprising the remainder.

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

Results of Operations

The following table sets forth certain consolidated statements of operations data as a percentage of net sales for the periods indicated:

	Three Months Ended
	March 31,
	(unaudited)
	2013	2012
Net sales	100.0%	100.0%
Cost of goods sold	76.9	77.1
Gross profit	23.1	22.9
Operating expenses:
Fulfillment	9.1	10.1
Sales and marketing	8.6	10.9
General and administrative	8.5	9.8
Total operating expense	26.2	30.8
Operating loss	(3.1)	(7.9)
Net loss	(3.1)%	(7.8)%

Comparison of Three Months Ended March 31, 2013 to Three Months Ended March 31, 2012

	Three Months Ended
	March 31,		$	%
	(unaudited)		Increase	Increase
	2013	2012	(Decrease)	(Decrease)
	(In thousands)
Third-party products	$74,545	$61,887	$12,658	20.5%
Proprietary products	19,382	18,014	1,368	7.6
Freight	3,829	3,691	138	3.7
Net sales	97,756	83,592	14,164	16.9
Cost of goods sold	75,127	64,444	10,683	16.6
Gross profit	$22,629	$19,148	$3,481	18.2%

Net Sales.  Net sales increased approximately $14.2 million, or 16.9%, to $97.8 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. Net sales of our third-party products increased $12.7 million, or 20.5%, to $74.5 million for the three months ended March 31, 2013. Net sales of our proprietary products increased $1.4 million, or 7.6%, to $19.4 million for the three months ended March 31, 2013, and freight increased $0.1 million, or 3.7%, to $3.8 million for the three months ended March 31, 2013.

The increase in net sales was primarily the result of an increase in our customer base and the number of shipped orders compared to the three months ended March 31, 2012. As of March 31, 2013, we had 2.1 million active customers, an increase of 25.2% from March 31, 2012. For the three months ended March 31, 2013, we shipped 1.4 million orders, which represents an 8.4% increase over the three months ended March 31, 2012. The growth in active customers and the number of shipped orders was due to continued solid results from our core vitacost.com website with revenues up 22.1% and orders up 17.3% period-over-period, partially offset by a decline in our Amazon.com channel with revenues down 47.4% and orders down 39.2% period-over-period, as we refined our sales strategy for this channel in the latter part of the first quarter of 2012.

Cost of Goods Sold. Cost of goods sold increased approximately $10.7 million, or 16.6%, to $75.1 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. As a percentage of net sales, cost of goods sold decreased to 76.9% for the three months ended March 31, 2013 from 77.1% for the three months ended March 31, 2012.

Gross Profit. Gross profit increased approximately $3.5 million, or 18.2%, to $22.6 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. Gross margin increased to 23.1% for the three months ended March 31, 2013 compared to 22.9% for the three months ended March 31, 2012. The increase in gross margin was primarily related to the reduction in our shipping cost per order. This was partially offset by a reduction in product margin; primarily due to increased promotions and a shift in product mix with an increased percentage of sales from third-party products which typically carry a lower gross margin.

Fulfillment. Fulfillment expense increased approximately $0.5 million, or 6.0%, to $8.9 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. As a percentage of net sales, fulfillment expense decreased to 9.1% for the three months ended March 31, 2013 compared to 10.1% for the three months ended March 31, 2012. Included in the 2013 amount was $0.1 million in severance paid to our former Chief Operating Officer. Excluding the aforementioned item, fulfillment expense increased $0.4 million period over period. The increase in fulfillment expense was primarily due to an 8.4% increase in the number of shipped orders in 2013 compared to 2012. The period-over-period decrease in fulfillment expense as a percentage of sales was primarily attributable to a higher average order value in the quarter as well as improved labor productivity and reduced packaging costs. We are investing in and aggressively working to improve our fulfillment efficiency over the long-term.

Sales and Marketing. Sales and marketing expense decreased approximately $0.7 million, or 7.8%, to $8.4 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. As a percentage of net sales, sales and marketing expenses decreased to 8.6% for the three months ended March 31, 2013 from 10.9% for the three months ended March 31, 2012. The decrease in sales and marketing expense was primarily due to a decrease in broadcast advertising of $0.8 million and fees paid to Amazon.com of $0.5 million. This was partially offset by an increase in online advertising of $0.7 million. We believe sales and marketing expense may increase in the future as we continue to invest in marketing initiatives to drive additional growth in our customer base.

General and Administrative. General and administrative expense increased approximately $0.1 million, or 1.6%, to $8.3 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. As a percentage of net sales, general and administrative expenses decreased to 8.5% for the three months ended March 31, 2013 from 9.8% for the three months ended March 31, 2012. Included in the 2012 amount was $0.6 million in expenses consisting primarily of the following: $0.3 million in severance and executive recruiting expenses, $0.2 million in fees associated with the Private Placement in the first quarter of 2012, and $0.1 million in additional legal expenses associated with the Class Action lawsuit. Excluding the aforementioned items in 2012, general and administrative expense increased $0.7 million period-over-period. The increase was primarily attributable to $0.3 million in additional credit card fees associated with higher sales volume and a $0.3 million increase in stock compensation expense. We believe general and administrative expense may increase in the future as we invest in our information technology infrastructure to support our future growth.

Income Tax. Income tax expense was an insignificant amount and remained flat for the three months ended March 31, 2013 when compared to the same period in the prior year. This was a result of reducing our net deferred tax assets to zero at December 31, 2010 and maintaining a valuation allowance on our deferred tax assets through March 31, 2013.

Liquidity and Capital Resources

Liquidity. The significant components of our working capital are cash and cash equivalents, inventory and accounts receivable, primarily from credit card processors, reduced by accounts payable and accrued expenses. Cash and cash equivalents consist of cash and money market accounts.  The working capital characteristics of our business allow us to collect cash from sales to customers within a few business days of the related sale. At March 31, 2013, we had working capital of $29.3 million.

Cash flows from operating activities. Net cash used in operating activities was $1.0 million and $4.9 million for the three months ended March 31, 2013 and 2012, respectively. The $3.9 million change in cash flows from operating activities was primarily due to the reduction of our net loss as well as increases in period-over-period changes in accounts payable and inventory of $6.5 million and $6.4 million, respectively.

Cash flows from investing activities. Net cash used in investing activities was $1.7 million and $2.4 million for the three months ended March 31, 2013 and 2012, respectively. The $0.7 million change in cash flows from investing activities was primarily due to a decrease in capital expenditures.

Cash flows from financing activities. Net cash provided by financing activities was $0.5 million and $34.9 million for the three months ended March 31, 2013 and 2012, respectively. The $34.3 million change in cash flows from financing activities was primarily due to the decrease in net proceeds of $33.6 million from the Private Placement in the first quarter of 2012 and the decrease in proceeds from the exercise of stock options of $0.7 million.

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

On February 16, 2012, we entered into the Purchase Agreement pursuant to which the Investors purchased, and we sold, an aggregate of 4.9 million shares of our common stock at a purchase price of $7.04 per share, and warrants to purchase an aggregate of 1.7 million shares of common stock for an aggregate purchase price of $34.8 million. The warrants have an exercise price of $7.04 per share and a term of four years. A portion of the proceeds from the Private Placement is being used to expand and optimize our distribution network. We spent $4.5 million on the expansion and upgrade of our fulfillment centers in 2012 and expect additional investments in 2013. We are also evaluating an investment in a new distribution facility to support our future sales growth. We intend to use the remaining proceeds from the Private Placement for general operations.

At March 31, 2013, we had $30.0 million in cash and cash equivalents. For the three months ended March 31, 2013, our net cash used in operating activities was $1.0 million, which was primarily due to our net loss. We are investing in our growth strategy, which includes increasing our brand and company awareness, expanding our customer base, growing our product assortment and expanding and optimizing our fulfillment centers. As a result, we are working to increase our customers’ lifetime value by increasing the frequency of purchases and improving customer retention, while also improving our operating efficiencies. We believe the implementation of our growth strategy will reduce our net loss and our net cash used in operations in the future.

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

The preparation of these financial statements requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. Critical accounting policies are those that are the most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are described in more detail in the notes to our consolidated financial statements, and our most critical accounting policies, pertain to revenue recognition, income taxes, stock-based compensation, contingencies, inventories and goodwill. In applying such policies, we exercise our best judgment and best estimates. Actual results may differ from these estimates under different assumptions or conditions. For a further discussion of these Critical Accounting Policies and Estimates, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K, as filed with the SEC on March 4, 2013 for the year ended December 31, 2012.

Recently Issued Accounting Standards

Refer to Note 1 to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding recently issued accounting standards applicable to us, if any.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 during the quarter ended March 31, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2012, which we hereby incorporate by reference into this Quarterly Report on Form 10-Q, and which could materially affect our business, financial condition or operating results.  While we  believe that there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, the risks described in our Annual Report on Form 10-K are not the only risks facing the Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.         MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.         OTHER INFORMATION

None.

ITEM 6.         EXHIBITS

3.1	Certificate of Incorporation of the Registrant (1)
3.2	Bylaws of the Registrant (2)
*31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.CAL	XBRL Taxonomy Calculation Linkbase Document
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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
Name: Brian D. Helman
Title: Chief Financial Officer

Date: May 8, 2013

INDEX TO EXHIBITS

Exhibits

3.1	Certificate of Incorporation of the Registrant (1)
3.2	Bylaws of the Registrant (2)
*31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.CAL	XBRL Taxonomy Calculation Linkbase Document
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1) Filed as an Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed with the SEC on September 28, 2011.
(2) Filed as an Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed with the SEC on September 28, 2011.

* Filed herewith.

