Form 10-Q
period 2013-06-30
Vitacost.com, Inc.
filed 2013-08-06
CIK 1401688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 2, 2013, the registrant has 33,625,341 shares of common stock outstanding.

Vitacost.com, Inc. Form 10-Q

PART I.         FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

VITACOST.COM, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	As of
	June 30, 2013	December 31, 2012
	(In thousands, except par value)
Assets
Current Assets
Cash and cash equivalents	$30,423	$32,152
Accounts receivable, net	3,144	2,613
Inventory	39,053	33,319
Prepaid expenses	1,581	1,270
Other receivables	1,184	2,054
Restricted cash	225	-
Other assets	78	93
Total current assets	75,688	71,501

Property and equipment, net	33,609	33,491
Restricted cash	250	225
Deposits	166	246
Goodwill	2,200	2,200

Total assets	$111,913	$107,663

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$35,876	$28,696
Deferred revenue	5,205	5,414
Accrued expenses	9,187	6,545
Total current liabilities	50,268	40,655

Deferred tax liability	376	350
Total liabilities	50,644	41,005

Commitments and contingencies

Stockholders' Equity
Preferred stock, par value $.00001 per share; 25,000 shares authorized; no shares issued and outstanding	-	-
Common stock, par value $.00001 per share; 100,000 shares authorized; 33,622 and 33,500 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	-	-
Additional paid-in capital	110,922	109,022
Warrants	4,348	4,262
Accumulated deficit	(54,001)	(46,626)
Total stockholders' equity	61,269	66,658
Total liabilities and stockholders' equity	$111,913	$107,663

The accompanying notes are an integral part of these consolidated financial statements.

VITACOST.COM, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands, except per share)
Net sales	$97,234	$79,877	$194,990	$163,470
Cost of goods sold	75,535	60,886	150,662	125,330
Gross profit	21,699	18,991	44,328	38,140

Operating expenses:
Fulfillment	8,660	7,803	17,576	16,216
Sales and marketing	8,610	8,003	17,026	17,136
General and administrative	8,829	7,495	17,132	15,669
	26,099	23,301	51,734	49,021

Operating loss	(4,400)	(4,310)	(7,406)	(10,881)

Other income	37	21	57	51
Loss before income taxes	(4,363)	(4,289)	(7,349)	(10,830)
Income tax expense	(13)	(13)	(26)	(26)
Net loss	(4,376)	(4,302)	(7,375)	(10,856)

Basic and diluted per share information:
Net loss available to common stockholders	$(0.13)	$(0.13)	(0.22)	(0.34)
Weighted average shares outstanding	33,612	33,277	33,566	31,934

Other comprehensive income	-	-	-	-
Comprehensive loss	$(4,376)	$(4,302)	$(7,375)	$(10,856)

The accompanying notes are an integral part of these consolidated financial statements.

VITACOST.COM, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited)

	Common Stock		Additional Paid-In		Accumulated
	Shares	Amount	Capital	Warrants	Deficit	Total
	(In thousands)
Balance at December 31, 2012	33,500	$-	$109,022	$4,262	$(46,626)	$66,658
Net loss	-	-	-	-	(7,375)	(7,375)
Stock options exercised	122	-	671	-	-	671
Stock-based compensation expense	-	-	1,315	-	-	1,315
Other	-	-	(86)	86	-	-
Balance at June 30, 2013	33,622	$-	$110,922	$4,348	$(54,001)	$61,269

 The accompanying notes are an integral part of these consolidated financial statements.

 VITACOST.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended June 30,
	2013	2012
	(In thousands)
Cash Flows From Operating Activities
Net loss	$(7,375)	$(10,856)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,309	3,143
Stock-based compensation expense	1,315	1,055
Deferred income taxes	26	26
(Gain) Loss on disposition of property and equipment and other assets	(15)	17
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(530)	174
Other receivables	871	(50)
Inventory	(5,734)	(5,122)
Prepaid expenses	(312)	(47)
Deposits	80	(110)
Other assets	14	15
Increase (decrease) in:
Accounts payable	7,180	(284)
Deferred revenue	(209)	(152)
Accrued expenses	2,642	2,241
Net cash provided by (used in) operating activities	1,262	(9,950)
Cash Flows From Investing Activities
Proceeds from disposition of property, equipment	21	55
Payments for the purchase of property and equipment	(3,433)	(4,053)
Increase in restricted cash	(250)	-
Net cash used in investing activities	(3,662)	(3,998)
Cash Flows From Financing Activities
Proceeds from private placement, net	-	33,639
Proceeds from the exercise of stock options	671	1,296
Net cash provided by financing activities	671	34,935
Net (decrease) increase in cash and cash equivalents	(1,729)	20,987
Cash and cash equivalents:
Beginning of year	32,152	12,939
End of period	$30,423	$33,926

The accompanying notes are an integral part of these consolidated financial statements.

 VITACOST.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.  Nature of Business, Significant Accounting Policies and Recent Accounting Guidance

Nature of Business

Vitacost.com, Inc.  (“Vitacost” or the “Company”) is a leading online retailer of healthy living products, including dietary supplements such as vitamins, minerals, herbs and other botanicals, as well as cosmetics, natural personal care products, pet products, sports nutrition and health foods. Vitacost was incorporated in 1994 and began its online retail activity in 1999. Vitacost sells a proprietary line of healthy living products as well as a wide selection of other manufacturers’ brand-name goods.  The Company ships products from two distribution centers located in Lexington, North Carolina and Las Vegas, Nevada.

Basis of presentation

The accompanying unaudited consolidated financial statements of Vitacost as of June 30, 2013, and for the three and six months ended June 30 2013 and 2012, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information along with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) for annual financial statements. In management’s opinion, Vitacost has made all adjustments (consisting of normal, recurring and non-recurring adjustments) during the quarter that were considered necessary for the fair statement of the financial position and operating results of the Company. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. In addition, the results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2013, or for any other period. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes, together with management’s discussion and analysis of financial position and results of operations, contained in Vitacost’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “Form 10-K”).

Significant Accounting Policies

Principles of consolidation:

The consolidated financial statements include the accounts of Vitacost and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Earnings per share:

The Company computed earnings per share by dividing its net loss by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by giving effect to all potentially dilutive common shares, including stock options and warrants. The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Weighted-average shares outstanding - basic	33,612	33,277	33,566	31,934
Effect of dilutive securities	-	-	-	-
Weighted-average shares outstanding - diluted	33,612	33,277	33,566	31,934

For the periods where the Company reported losses, all common stock equivalents are excluded from the computation of diluted earnings per share, since the result would be antidilutive. Securities that were not included in the calculation of diluted earnings per share because to do so would have been antidilutive for the periods presented are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Stock options	2,732	2,340	2,732	2,340
Warrants	1,681	1,681	1,681	1,681
Total antidilutive common stock equivalents excluded from diluted earnings per share	4,413	4,021	4,413	4,021

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

Recently Adopted and Recently Issued Accounting Guidance

The Company did not adopt any accounting guidance nor was there any new accounting guidance issued during the period that had or would have a material impact on the Company’s consolidated financial statements.

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

3. Inventory

Inventory consists of the following as of June 30, 2013 and December 31, 2012:

	June 30,	December 31,
	2013	2012
	(In thousands)
Bulk and other	$1,662	$761
Finished goods	37,391	32,558
	$39,053	$33,319

4. Property and Equipment

Property and equipment consists of the following as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
	(In thousands)
Buildings and building improvements	$12,857	$12,759
Furniture, fixtures and equipment	26,844	24,157
Computers	4,099	3,387
Software	8,456	7,778
Leasehold improvements	2,804	2,670
Land	460	460
	55,520	51,211
Less accumulated depreciation	(24,318)	(21,045)
	31,202	30,166
Construction-in-progress	2,407	3,325
	$33,609	$33,491

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

A summary of the Company’s stock option activity related to common stock for the six months ended June 30, 2013 and 2012 is as follows:

	2013		2012
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
	(In thousands except exercise price)
Outstanding at beginning of period	5,209	$6.40	4,262	$5.69
Granted	585	7.25	1,697	6.98
Exercised	(122)	5.51	(407)	3.18
Forfeited or expired	(580)	5.73	(206)	4.60
Outstanding at period end	5,092	$6.60	5,346	$6.24
Exercisable at period end	2,732	$6.82	2,340	$6.57

As of June 30, 2013, there was $6.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock options granted under the Company’s stock incentive plans, which is expected to be recognized over a weighted average period of 3.49 years.

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

On January 11, 2012, lead plaintiff filed its second amended complaint asserting claims under Sections 11, 12(a)(2), and 15 of the Securities Act of 1933 against Vitacost, its current and former officers and directors, and its underwriters. Lead plaintiff purported to bring its action on behalf of investors who purchased stock in connection with or traceable to the Company’s IPO between September 24, 2009 and April 20, 2010. The complaint alleged that the defendants violated the federal securities laws during the period by, among other things, disseminating false and misleading statements and/or concealing material facts concerning the Company’s current and prospective business and financial results. The complaint also alleged that as a result of these actions the Company’s stock price was artificially inflated during the class period. The complaint sought unspecified compensatory damages, costs, and expenses.

On June 25, 2012, the Southern District of Florida entered its order granting defendants’ motion to dismiss in full and dismissing the second amended complaint with prejudice. On July 23, 2012, lead plaintiff filed a notice of appeal to the Eleventh Circuit of the order granting defendants’ motion to dismiss. On May 5, 2013, the Eleventh Circuit issued its opinion affirming the dismissal. The deadline to file a petition for writ of certiorari with the U.S. Supreme Court passed on August 5, 2013, and lead plaintiff did not file a petition.

Sales or Other Taxes:

A number of states have sought to impose sales or other tax collection obligations on online retailers. Certain states have imposed such a sales tax obligation requirement on remote online retailers that use residents of that state to directly or indirectly refer potential customers, via a link on an internet website or other means, to the online retailer for a commission-based fee. There is still significant uncertainty as to whether or how existing laws governing these matters apply to Vitacost and how these laws will be interpreted for the Company and other online retailers. As a result, it is currently not possible to determine the ultimate outcome as to whether such potential obligations apply to the Company under its specific facts and circumstances. Because the Company does not believe that it is probable such potential obligations are applicable to its specific facts and circumstances, it has not accrued for such potential obligations as of June 30, 2013. The Company is also currently unable to estimate the amount of the loss, if any, should such potential obligations apply. The eventual outcome of a successful assertion by one or more states that the Company should collect sales or other taxes may be materially different from any provisions or disclosures the Company has previously made and could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

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

7. Income Taxes

The Company evaluates its deferred tax assets on a regular basis to determine if valuation allowances are required. In its evaluation, the Company considers taxable loss carryback availability, expectations of sufficient future taxable income, trends in earnings, existence of taxable income in recent years, the future reversal of temporary differences and available tax planning strategies that could be implemented, if required.  Valuation allowances are established based on the consideration of all available evidence using a more likely than not standard.  Based on the Company’s evaluation, a valuation allowance of $2.5 million was established against its net deferred tax assets for the six months ended June 30, 2013. This amount was in addition to the $16.8 million valuation allowance that was recorded as of December 31, 2012.

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

Overview

We are a leading online retailer of healthy living products, including dietary supplements such as vitamins, minerals, herbs and other botanicals (which we refer to as “vitamins and dietary supplements”), as well as cosmetics, natural personal care products, pet products, sports nutrition and health foods. We sell these products directly to consumers primarily through our website, www.vitacost.com . We strive to offer our customers the broadest selection of healthy living products at competitive prices, while providing superior customer service and timely delivery.

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

Sources of Revenue

We derive our revenue principally through the sale of products and freight billed to customers associated with the shipment of products. Net product sales accounted for approximately 96% of our total net sales for the six months ended June 30, 2013 and 2012 with freight comprising the remainder.

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

Results of Operations

The following table sets forth certain consolidated statements of operations data as a percentage of net sales for the periods indicated:

	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2013	2012	2013	2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	77.7	76.2	77.3	76.7
Gross profit	22.3	23.8	22.7	23.3
Operating expenses:
Fulfillment	8.9	9.8	9.0	9.9
Sales and marketing	8.9	10.0	8.7	10.5
General and administrative	9.1	9.4	8.8	9.6
Total operating expense	26.9	29.2	26.5	30.0
Operating loss	(4.6)	(5.4)	(3.8)	(6.7)
Net loss	(4.6)%	(5.4)%	(3.8)%	(6.6)%

Comparison of Three Months Ended June 30, 2013 to Three Months Ended June 30, 2012

	Three Months Ended June 30, (unaudited)		$ Increase	% Increase
	2013	2012	(Decrease)	(Decrease)
	(In thousands)
Third-party products	$73,305	$57,925	$15,380	26.6%
Proprietary products	20,105	18,991	1,114	5.9
Freight	3,824	2,961	863	29.1
Net sales	97,234	79,877	17,357	21.7
Cost of goods sold	75,535	60,886	14,649	24.1
Gross profit	$21,699	$18,991	$2,708	14.3%

Net Sales.  Net sales increased approximately $17.4 million, or 21.7%, to $97.2 million for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. Net sales of our third-party products increased $15.4 million, or 26.6%, to $73.3 million for the three months ended June 30, 2013. Net sales of our proprietary products increased $1.1 million, or 5.9%, to $20.1 million for the three months ended June 30, 2013, and freight increased $0.9 million, or 29.1%, to $3.8 million for the three months ended June 30, 2013.

The increase in net sales was primarily the result of an increase in our customer base and the number of shipped orders compared to the three months ended June 30, 2012. As of June 30, 2013, we had 2.1 million active customers, an increase of 13.8% from June 30, 2012. During the three months ended June 30, 2013, we shipped 1.4 million orders which represent a 16.4% increase over the three months ended June 30, 2012. The growth in active customers and the number of shipped orders was due to the continued growth of our core vitacost.com website with revenues up 24.2% and orders up 20.4% period-over-period. This was partially offset by a decline in our Amazon.com channel with revenues down 22.5% and orders down 16.2% period-over-period, as we refined our sales strategy for this channel in March 2012. Our Amazon.com channel represented 2.9% and 4.6% of net sales for the three months ended June 30, 2013 and 2012, respectively.

Cost of Goods Sold. Cost of goods sold increased approximately $14.6 million, or 24.1%, to $75.5 million for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. As a percentage of net sales, cost of goods sold increased to 77.7% for the three months ended June 30, 2013 from 76.2% for the three months ended June 30, 2012.

Gross Profit. Gross profit increased approximately $2.7 million, or 14.3%, to $21.7 million for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. Gross margin decreased to 22.3% for the three months ended June 30, 2013 compared to 23.8% for the three months ended June 30, 2012. The decrease in gross margin was primarily related to a reduction in product margin due to increased promotions and a shift in product mix toward third-party products which typically carry a lower gross margin.

Fulfillment. Fulfillment expense increased approximately $0.9 million, or 11.0%, to $8.7 million for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. As a percentage of net sales, fulfillment expense decreased to 8.9% for the three months ended June 30, 2013 compared to 9.8% for the three months ended June 30, 2012. The increase in fulfillment expense was primarily due to a 16.4% increase in the number of shipped orders in the quarter. The period-over-period decrease in fulfillment expense as a percentage of sales was primarily attributable to improved labor productivity, reduced packaging costs and a higher average order value in the quarter. We are working to improve our fulfillment efficiency over the long-term.

Sales and Marketing. Sales and marketing expense increased approximately $0.6 million, or 7.6%, to $8.6 million for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. As a percentage of net sales, sales and marketing expense decreased to 8.9% for the three months ended June 30, 2013 from 10.0% for the three months ended June 30, 2012. The increase in sales and marketing expense was primarily due to an increase in online advertising of $1.1 million and employee related expenses of $0.3 million. This was partially offset by a decrease in broadcast advertising and partnership fees of $0.4 million and fees paid to Amazon.com of $0.2 million. The period-over-period decrease in sales and marketing expense as a percentage of sales was primarily due to increased sales leverage and a higher average order value in the quarter. We believe sales and marketing expense may increase in the future as we invest in additional marketing initiatives to drive additional growth in our customer base.

General and Administrative. General and administrative expense increased approximately $1.3 million, or 17.8%, to $8.8 million for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. As a percentage of net sales, general and administrative expense decreased to 9.1% for the three months ended June 30, 2013 from 9.4% for the three months ended June 30, 2012. The increase in general and administrative expense was primarily attributable to $0.4 million in additional credit card fees associated with higher sales volume, increased employee related expenses of $0.3 million, increased legal fees of $0.2 million and increased other administrative costs of $0.6 million. We believe general and administrative expense may increase in the future as we make additional investments in our information technology infrastructure to support our future growth.

Comparison of Six Months Ended June 30, 2013 to Six Months Ended June 30, 2012

	Six Months Ended June 30, (unaudited)		$ Increase	% Increase
	2013	2012	(Decrease)	(Decrease)
	(In thousands)
Third-party product	$147,850	$119,811	$28,039	23.4%
Proprietary products	39,487	37,005	2,482	6.7
Freight	7,653	6,654	999	15.0
Net sales	194,990	163,470	31,520	19.3
Cost of goods sold	150,662	125,330	25,332	20.2
Gross profit	$44,328	$38,140	$6,188	16.2%

Net Sales.  Net sales increased approximately $31.5 million, or 19.3%, to $195.0 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. Net sales of our third-party products increased $28.0 million, or 23.4%, to $147.9 million for the six months ended June 30, 2013. Net sales of our proprietary products increased $2.5 million, or 6.7%, to $39.5 million for the six months ended June 30, 2013, and freight increased $1.0 million, or 15.0%, to $7.7 million for the six months ended June 30, 2013.

The increase in net sales was primarily the result of an increase in our customer base and the number of shipped orders compared to the six months ended June 30, 2012. As of June 30, 2013, we had 2.1 million active customers, an increase of 13.8% from June 30, 2012. During the six months ended June 30, 2013, we shipped 2.8 million orders which represent a 12.2% increase over the six months ended June 30, 2012. The growth in active customers and the number of shipped orders was due to the continued growth of our core vitacost.com website with revenues up 23.1% and orders up 18.8% period-over-period. This was partially offset by a decline in our Amazon.com channel with revenues down 37.8% and orders down 30.2% period-over-period, as we refined our sales strategy for this channel in March 2012. Our Amazon.com channel represented 3.1% and 5.9% of net sales for the six months ended June 30, 2013 and 2012, respectively.

 Cost of Goods Sold. Cost of goods sold increased approximately $25.3 million, or 20.2%, to $150.7 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. As a percentage of net sales, cost of goods sold increased to 77.3% for the six months ended June 30, 2013 from 76.7% for the six months ended June 30, 2012.

Gross Profit. Gross profit increased approximately $6.2 million, or 16.2%, to $44.3 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. Gross margin decreased to 22.7% for the six months ended June 30, 2013 compared to 23.3% for the six months ended June 30, 2012. The decrease in gross margin was primarily related to a reduction in product margin due to increased promotions and a shift in product mix toward third-party products which typically carry a lower gross margin.

Fulfillment. Fulfillment expense increased approximately $1.4 million, or 8.4%, to $17.6 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. As a percentage of net sales, fulfillment expense decreased to 9.0% for the six months ended June 30, 2013 compared to 9.9% for the six months ended June 30, 2012. The increase in fulfillment expense was primarily due to a 12.2% increase in the number of shipped orders in the period. The period-over-period decrease in fulfillment expense as a percentage of sales was primarily attributable to a higher average order value in the period as well as improved labor productivity and reduced packaging costs. We are working to improve our fulfillment efficiency over the long-term.

Sales and Marketing. Sales and marketing expense remained relatively flat at $17.0 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. As a percentage of net sales, sales and marketing expense decreased to 8.7% for the six months ended June 30, 2013 from 10.5% for the six months ended June 30, 2012. The period-over-period decrease in sales and marketing expense as a percentage of sales was primarily due to increased sales leverage as well as a higher average order value in the period. We believe sales and marketing expense may increase in the future as we invest in additional marketing initiatives to drive additional growth in our customer base.

General and Administrative. General and administrative expense increased approximately $1.5 million, or 9.3%, to $17.1 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. As a percentage of net sales, general and administrative expense decreased to 8.8% for the six months ended June 30, 2013 from 9.6% for the six months ended June 30, 2012. Included in the 2012 amount was $0.6 million in expenses consisting primarily of the following: $0.3 million in severance and executive recruiting expenses, $0.2 million in fees associated with the private placement in the first quarter of 2012, and $0.1 million in additional legal expense associated with the class action lawsuit. Excluding the aforementioned items in 2012, general and administrative expense increased $2.1 million period-over-period. The increase was primarily attributable to $0.7 million in additional credit card fees associated with higher sales volume, increased employee related expenses of $0.5 million, increased legal fees of $0.2 million and increased other administrative costs of $0.7 million. We believe general and administrative expense may increase in the future as we make additional investments in our information technology infrastructure to support our future growth.

Liquidity and Capital Resources

Liquidity. The significant components of our working capital are cash and cash equivalents, inventory and accounts receivable, primarily from credit card processors, reduced by accounts payable and accrued expenses. Cash and cash equivalents consist of cash and money market accounts.  The working capital characteristics of our business allow us to collect cash from sales to customers within a few business days of the related sale. At June 30, 2013, we had working capital of $25.4 million.

Cash flows from operating activities. Net cash provided by operating activities was $1.3 million for the six months ended June 30 2013 compared to a use of $10.0 million for the six months ended June 30, 2012. The $11.3 million change in cash flows from operating activities was primarily due to an increase in the period-over-period change in accounts payable of $7.5 million as well as the reduction of our net loss.

Cash flows from investing activities. Net cash used in investing activities was $3.7 million and $4.0 million for the six months ended June 30, 2013 and 2012, respectively. The $0.3 million change in cash flows from investing activities was primarily due to a decrease in capital expenditures.

Cash flows from financing activities. Net cash provided by financing activities was $0.7 million and $34.9 million for the six months ended June 30, 2013 and 2012, respectively. The $34.3 million change in cash flows from financing activities was primarily due to the net proceeds of $33.6 million from our private placement in the first quarter of 2012 and the decrease in proceeds from the exercise of stock options of $0.6 million.

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

On February 16, 2012, we entered into the Purchase Agreement pursuant to which the Investors purchased, and we sold, an aggregate of 4.9 million shares of our common stock at a purchase price of $7.04 per share, and warrants to purchase an aggregate of 1.7 million shares of common stock for an aggregate purchase price of $34.8 million. The warrants have an exercise price of $7.04 per share and a term of four years. A portion of the proceeds from the private placement is being used to expand and optimize our distribution network. We spent $4.5 million on the expansion and upgrade of our fulfillment centers in 2012 and we expect additional investments in 2013. We intend to use the remaining proceeds from the private placement for general operations.

At June 30, 2013, we had $30.4 million in cash and cash equivalents. For the six months ended June 30, 2013, our net cash provided by operating activities was $1.3 million, which was primarily due to an increase in the period-over-period change in accounts payable as well as a reduction of our net loss. We are investing in our growth strategy, which includes increasing our brand and company awareness, expanding our customer base, growing our product assortment and expanding and optimizing our fulfillment centers. As a result, we are working to increase our customers’ lifetime value by increasing the frequency of purchases and improving customer retention, while also improving our operating efficiencies. We believe the implementation of our growth strategy will reduce our net loss and our net cash used in operations in the future.

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

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in the value of market risk sensitive instruments caused by fluctuations in interest rates, foreign exchange rates and commodity prices. Changes in these factors could cause fluctuations in the results of our operations and cash flows. However, we do not believe that a change in market interest rates would have a material effect on our results of operations or financial condition. Although we derive a portion of our sales outside of the U.S., our sales are primarily denominated in U.S. dollars. We have limited exposure to financial market risks, including changes in interest rates and foreign currency exchange rates. Inflation generally affects us by increasing costs of raw materials, labor and equipment. We do not believe that inflation had any material effect on our results of operations in the periods presented in our financial statements.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 during the quarter ended June 30, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.         MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.         OTHER INFORMATION

None.

 ITEM 6.         EXHIBITS

3.1	Certificate of Incorporation of the Registrant (1)
3.2	Bylaws of the Registrant (2)
10.1

Employment Agreement between Vitacost.com, Inc. and Chris Cavalline dated July 22, 2013.(3)

Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted

*31.1	Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.CAL	XBRL Taxonomy Calculation Linkbase Document
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1) Filed as an Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed with the SEC on September 28, 2011.
(2) Filed as an Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed with the SEC on September 28, 2011.
(3) Filed as an Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on July 25, 2013.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VITACOST.COM, INC.

By:	/s/ Jeffrey J. Horowitz
Name: Jeffrey J. Horowitz
Title: Chief Executive Officer

By:	/s / Brian D. Helman
Name: Brian D. Helman
Title: Chief Financial Officer

Date: August 6, 2013

INDEX TO EXHIBITS

Exhibits

3.1	Certificate of Incorporation of the Registrant (1)
3.2	Bylaws of the Registrant (2)
10.1	Employment Agreement between Vitacost.com, Inc. and Chris Cavalline dated July 22, 2013. (3)
*31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.CAL	XBRL Taxonomy Calculation Linkbase Document
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1) Filed as an Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed with the SEC on September 28, 2011.
(2) Filed as an Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed with the SEC on September 28, 2011.
(3) Filed as an Exhibit 10.1to Registrant’s Current Report on Form 8-K filed with the SEC on July 25, 2013.

* Filed herewith.