Form 10-Q
period 2013-09-30
Vitacost.com, Inc.
filed 2013-11-06
CIK 1401688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 1, 2013, the registrant has 33,644,148 shares of common stock outstanding.

Vitacost.com, Inc. Form 10-Q

PART I.         FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

VITACOST.COM, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	As of
	9/30/2013	12/31/2012
	(In thousands, except par value)
Assets
Current Assets
Cash and cash equivalents	$19,230	$32,152
Accounts receivable, net	2,899	2,613
Inventory	41,410	33,319
Prepaid expenses	1,590	1,270
Other receivables	430	2,054
Restricted cash	225	-
Other assets	74	93
Total current assets	65,858	71,501

Property and equipment, net	31,889	33,491
Restricted cash	250	225
Deposits	150	246
Goodwill	2,200	2,200

Total assets	$100,347	$107,663

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$28,862	$28,696
Deferred revenue	5,320	5,414
Accrued expenses	7,380	6,545
Total current liabilities	41,562	40,655

Deferred tax liability	389	350
Total liabilities	41,951	41,005

Commitments and contingencies

Stockholders' Equity
Preferred stock, par value $.00001 per share; 25,000 shares authorized; no shares issued and outstanding	-	-
Common stock, par value $.00001 per share; 100,000 shares authorized; 33,643 and 33,500 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	-	-
Additional paid-in capital	111,615	109,022
Warrants	4,348	4,262
Accumulated deficit	(57,567)	(46,626)
Total stockholders' equity	58,396	66,658
Total liabilities and stockholders' equity	$100,347	$107,663

The accompanying notes are an integral part of these consolidated financial statements.

VITACOST.COM, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands, except per share)
Net sales	$90,492	$82,218	$285,482	$245,688
Cost of goods sold	69,914	63,453	220,575	188,783
Gross profit	20,578	18,765	64,907	56,905

Operating expenses:
Fulfillment	8,041	8,476	25,616	24,692
Sales and marketing	7,474	8,017	24,500	25,153
General and administrative	8,644	7,478	25,777	23,147
	24,159	23,971	75,893	72,992

Operating loss	(3,581)	(5,206)	(10,986)	(16,087)

Other income	28	78	84	129
Loss before income taxes	(3,553)	(5,128)	(10,902)	(15,958)
Income tax expense	(13)	(13)	(39)	(39)
Net loss	(3,566)	(5,141)	(10,941)	(15,997)

Basic and diluted per share information:
Net loss available to common stockholders	$(0.11)	$(0.15)	$(0.33)	$(0.49)
Weighted average shares outstanding	33,630	33,364	33,588	32,414

Other comprehensive income	-	-	-	-
Comprehensive loss	$(3,566)	$(5,141)	$(10,941)	$(15,997)

The accompanying notes are an integral part of these consolidated financial statements.

VITACOST.COM, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited)

	Common Stock		Additional Paid-In		Accumulated
	Shares	Amount	Capital	Warrants	Deficit	Total
	(In thousands)
Balance at December 31, 2012	33,500	$-	$109,022	$4,262	$(46,626)	$66,658
Net loss	-	-	-	-	(10,941)	(10,941)
Stock options exercised	143	-	793	-	-	793
Stock-based compensation expense	-	-	1,886	-	-	1,886
Other	-	-	(86)	86	-	-
Balance at September 30, 2013	33,643	$-	$111,615	$4,348	$(57,567)	$58,396

The accompanying notes are an integral part of these consolidated financial statements.

 VITACOST.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended September 30,
	2013	2012
	(In thousands)
Cash Flows From Operating Activities
Net loss	$(10,941)	$(15,997)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,104	4,764
Stock-based compensation expense	1,886	1,524
Deferred income taxes	39	(238)
(Gain) loss on disposition of property and equipment	(15)	46
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(286)	(631)
Other receivables	1,624	(2,765)
Inventory	(8,091)	3,608
Prepaid expenses	(320)	541
Deposits	96	(120)
Other assets	19	2,270
Increase (decrease) in:
Accounts payable	166	(2,910)
Deferred revenue	(94)	(120)
Accrued expenses	835	1,979
Net cash used in operating activities	(9,978)	(8,049)
Cash Flows From Investing Activities
Proceeds from disposition of property and equipment	21	74
Payments for the purchase of property and equipment	(3,508)	(4,909)
Increase in restricted cash	(250)	-
Net cash used in investing activities	(3,737)	(4,835)
Cash Flows From Financing Activities
Proceeds from private placement, net	-	33,639
Proceeds from the exercise of stock options	793	1,313
Net cash provided by financing activities	793	34,952
Net (decrease) increase in cash and cash equivalents	(12,922)	22,068
Cash and cash equivalents:
Beginning of year	32,152	12,939
End of period	$19,230	$35,007

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

Basis of presentation

The accompanying unaudited consolidated financial statements of Vitacost as of September 30, 2013, and for the three and nine months ended September 30, 2013 and 2012, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information along with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) for annual financial statements. In management’s opinion, Vitacost has made all adjustments (consisting of normal, recurring and non-recurring adjustments) during the quarter that were considered necessary for the fair statement of the financial position and operating results of the Company. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. In addition, the results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2013, or for any other period. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes, together with management’s discussion and analysis of financial position and results of operations, contained in Vitacost’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “Form 10-K”).

Significant Accounting Policies

Principles of consolidation:

The consolidated financial statements include the accounts of Vitacost and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Earnings per share:

The Company computed earnings per share by dividing its net loss by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by giving effect to all potentially dilutive common shares, including stock options and warrants. The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Weighted-average shares outstanding - basic	33,630	33,364	33,588	32,414
Effect of dilutive securities	-	-	-	-
Weighted-average shares outstanding - diluted	33,630	33,364	33,588	32,414

For the periods where the Company reported losses, all common stock equivalents are excluded from the computation of diluted earnings per share, since the result would be antidilutive. Securities that were not included in the calculation of diluted earnings per share because to do so would have been antidilutive for the periods presented are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Stock options	2,899	2,248	2,899	2,248
Warrants	1,681	1,681	1,681	1,681
Total antidilutive common stock equivalents excluded from diluted earnings per share	4,580	3,929	4,580	3,929

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

Recently Adopted and Recently Issued Accounting Guidance

The Company did not adopt any accounting guidance nor was there any new accounting guidance issued during the period that had or would have had a material impact on the Company’s consolidated financial statements.

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

3. Inventory

Inventory consists of the following as of September 30, 2013 and December 31, 2012:

	September 30,	December 31,
	2013	2012
	(In thousands)
Bulk and other	$1,344	$761
Finished goods	40,066	32,558
	$41,410	$33,319

4. Property and Equipment

Property and equipment consists of the following as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
	(In thousands)
Buildings and building improvements	$12,863	$12,759
Furniture, fixtures and equipment	26,844	24,157
Computers	4,974	3,387
Software	9,273	7,778
Leasehold improvements	2,813	2,670
Land	460	460
	57,227	51,211
Less accumulated depreciation	(26,113)	(21,045)
	31,114	30,166
Construction-in-progress	775	3,325
	$31,889	$33,491

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

A summary of the Company’s stock option activity related to common stock for the nine months ended September 30, 2013 and 2012 is as follows:

	2013		2012
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
	(In thousands except exercise price)
Outstanding at beginning of period	5,209	$6.40	4,262	$5.69
Granted	945	7.88	2,094	6.73
Exercised	(143)	5.53	(515)	2.55
Forfeited or expired	(667)	5.89	(550)	6.64
Outstanding at period end	5,344	$6.75	5,291	$6.61
Exercisable at period end	2,899	$6.69	2,248	$6.86

As of September 30, 2013, there was $6.8 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock options granted under the Company’s stock incentive plans, which is expected to be recognized over a weighted average period of 3.52 years.

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

Sales or Other Taxes:

A number of states have sought to impose sales or other tax collection obligations on online retailers. Certain states have imposed such a sales tax obligation requirement on remote online retailers that use residents of that state to directly or indirectly refer potential customers, via a link on an internet website or other means, to the online retailer for a commission-based fee. There is still significant uncertainty as to whether or how existing laws governing these matters apply to Vitacost and how these laws will be interpreted for the Company and other online retailers. As a result, it is currently not possible to determine the ultimate outcome as to whether such potential obligations apply to the Company under its specific facts and circumstances. Because the Company does not believe that it is probable such potential obligations are applicable to its specific facts and circumstances, it has not accrued for such potential obligations as of September 30, 2013. The Company is also currently unable to estimate the amount of the loss, if any, should such potential obligations apply. The eventual outcome of a successful assertion by one or more states that the Company should collect sales or other taxes may be materially different from any provisions or disclosures the Company has previously made and could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

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

7. Income Taxes

The Company evaluates its deferred tax assets on a regular basis to determine if valuation allowances are required. In its evaluation, the Company considers taxable loss carryback availability, expectations of sufficient future taxable income, trends in earnings, existence of taxable income in recent years, the future reversal of temporary differences and available tax planning strategies that could be implemented, if required.  Valuation allowances are established based on the consideration of all available evidence using a more likely than not standard.  Based on the Company’s evaluation, a valuation allowance of $3.7 million was established against its net deferred tax assets for the nine months ended September 30, 2013. This amount was in addition to the $16.8 million valuation allowance that was recorded as of December 31, 2012.

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

All forward-looking statements, including, without limitation, our examination of historical and future operating trends, are based upon our current expectations and various assumptions. We believe there is a reasonable basis for our expectations and beliefs, but they are inherently uncertain. We may not realize our expectations and our beliefs may not prove correct. Actual results could differ materially from those described or implied by such forward-looking statements and are subject to change due to inherent risks and uncertainties such as those disclosed or incorporated by reference to our filings with the Securities and Exchange Commission (“SEC”). Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from the forward-looking statements are incorporated by reference into this Quarterly Report on Form 10-Q, under the heading "Risk Factors" and include, among others:

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

Overview

We are a leading online retailer of healthy living products, including dietary supplements such as vitamins, minerals, herbs and other botanicals (which we refer to as “vitamins and dietary supplements”), as well as cosmetics, natural personal care products, pet products, sports nutrition and health foods. We sell these products directly to consumers, primarily through our website, www.vitacost.com . We strive to offer our customers the broadest selection of healthy living products at competitive prices, while providing superior customer service and timely delivery.

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

Sources of Revenue

We derive our revenue principally through the sale of products and freight billed to customers associated with the shipment of products. Net product sales accounted for approximately 96% of our total net sales for the nine months ended September 30, 2013 and 2012 with freight comprising the remainder.

Cost of Goods Sold and Operating Expenses

Cost of Goods Sold. Cost of goods sold consists primarily of the cost of product sold and the cost of shipping products to the customers.

Fulfillment. Fulfillment expenses include the costs of warehousing and shipping supplies, machinery and equipment, maintenance, employees, professional services and rent.

Sales and Marketing. Sales and marketing expenses include online advertising and promotional expenditures, including third-party content license fees, affiliates and partners’ commissions, traditional media advertising, print expenses and payroll related expenses for personnel engaged in marketing, sales, customer service, merchandising, and website development and maintenance. We expense advertising costs as incurred.

General and Administrative. General and administrative expenses consist of executive compensation, information technology expenses, credit card processing fees, legal fees, professional services, employee expenses and general corporate expenses.

Results of Operations

The following table sets forth certain consolidated statements of operations data as a percentage of net sales for the periods indicated:

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2013	2012	2013	2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	77.3	77.2	77.3	76.8
Gross profit	22.7	22.8	22.7	23.2
Operating expenses:
Fulfillment	8.9	10.3	9.0	10.1
Sales and marketing	8.3	9.8	8.6	10.2
General and administrative	9.6	9.1	9.0	9.4
Total operating expense	26.8	29.2	26.6	29.7
Operating loss	(4.1)	(6.3)	(3.8)	(6.5)
Net loss	(4.0)%	(6.3)%	(3.8)%	(6.5)%

Comparison of Three Months Ended September 30, 2013 to Three Months Ended September 30, 2012

	Three Months Ended September 30, (unaudited)		$ Increase	% Increase
	2013	2012	(Decrease)	(Decrease)
	(In thousands)
Third-party products	$68,200	$61,492	$6,708	10.9%
Proprietary products	18,679	17,846	833	4.7
Freight	3,613	2,880	733	25.5
Net sales	90,492	82,218	8,274	10.1
Cost of goods sold	69,914	63,453	6,461	10.2
Gross profit	$20,578	$18,765	$1,813	9.7%

Net Sales.  Net sales increased $8.3 million, or 10.1%, to $90.5 million for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. Net sales of our third-party products increased $6.7 million, or 10.9%, to $68.2 million for the three months ended September 30, 2013. Net sales of our proprietary products increased $0.8 million, or 4.7%, to $18.7 million for the three months ended September 30, 2013, and freight increased $0.7 million, or 25.5%, to $3.6 million for the three months ended September 30, 2013.

The increase in net sales was primarily the result of an increase in our customer base and the number of shipped orders compared to the three months ended September 30, 2012. As of September 30, 2013, we had 2.1 million active customers, an increase of 5.8% from September 30, 2012. During the three months ended September 30, 2013, we shipped 1.3 million orders which represents a 9.0% increase over the three months ended September 30, 2012. The growth in active customers and the number of shipped orders was due to the continued growth of our core vitacost.com website with revenues up 10.0% and orders up 8.4% period-over-period. Our Amazon.com channel represented 3.5% of net sales for both the three months ended September 30, 2013 and 2012.

Cost of Goods Sold. Cost of goods sold increased $6.5 million, or 10.2%, to $69.9 million for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. As a percentage of net sales, cost of goods sold was 77.3% for the three months ended September 30, 2013 compared to 77.2% for the three months ended September 30, 2012.

Gross Profit. Gross profit increased $1.8 million, or 9.7%, to $20.6 million for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. Gross margin was 22.7% for the three months ended September 30, 2013 compared to 22.8% for the three months ended September 30, 2012.

Fulfillment. Fulfillment expense decreased $0.4 million, or 5.1%, to $8.0 million for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. As a percentage of net sales, fulfillment expense decreased to 8.9% for the three months ended September 30, 2013 compared to 10.3% for the three months ended September 30, 2012. Notwithstanding a 9.0% increase in shipped orders period-over-period, fulfillment expense decreased primarily due to a reduction in personnel related expenses as we improved labor productivity.

Sales and Marketing. Sales and marketing expense decreased $0.5 million, or 6.8%, to $7.5 million for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. As a percentage of net sales, sales and marketing expense decreased to 8.3% for the three months ended September 30, 2013 from 9.8% for the three months ended September 30, 2012. The decrease in sales and marketing expense was primarily due to a decrease in online advertising of $0.8 million and print advertising of $0.3 million. This was partially offset by an increase in personnel related expenses of $0.7 million. We believe sales and marketing expense may increase in the future as we invest in additional marketing initiatives to drive additional growth in our customer base.

General and Administrative. General and administrative expense increased $1.2 million, or 15.6%, to $8.6 million for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. As a percentage of net sales, general and administrative expense increased to 9.6% for the three months ended September 30, 2013 from 9.1% for the three months ended September 30, 2012. Included in the 2012 amount was $0.2 million in severance and executive recruiting expenses offset by $0.3 million for the release of a litigation accrual. Excluding the aforementioned items in 2012, general and administrative expense increased $1.1 million period-over-period. The increase was primarily due to increased personnel related expenses of $0.4 million, increased credit card fees of $0.2 million associated with higher sales volume, and increased other administrative costs of $0.4 million. We believe general and administrative expense may increase in 2014 and beyond as we make additional investments in our personnel and information technology infrastructure to support our future growth.

Comparison of Nine Months Ended September 30, 2013 to Nine Months Ended September 30, 2012

	Nine Months Ended September 30, (unaudited)		$ Increase	% Increase
	2013	2012	(Decrease)	(Decrease)
	(In thousands)
Third-party products	$216,050	$181,303	$34,747	19.2%
Proprietary products	58,167	54,852	3,315	6.0
Freight	11,265	9,533	1,732	18.2
Net sales	285,482	245,688	39,794	16.2
Cost of goods sold	220,575	188,783	31,792	16.8
Gross profit	$64,907	$56,905	$8,002	14.1%

Net Sales.  Net sales increased $39.8 million, or 16.2%, to $285.5 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. Net sales of our third-party products increased $34.7 million, or 19.2%, to $216.0 million for the nine months ended September 30, 2013. Net sales of our proprietary products increased $3.3 million, or 6.0%, to $58.2 million for the nine months ended September 30, 2013, and freight increased $1.7 million, or 18.2%, to $11.3 million for the nine months ended September 30, 2013.

The increase in net sales was primarily the result of an increase in our customer base and the number of shipped orders compared to the nine months ended September 30, 2012. As of September 30, 2013, we had 2.1 million active customers, an increase of 5.8% from September 30, 2012. During the nine months ended September 30, 2013, we shipped 4.1 million orders which represents an 11.2% increase over the nine months ended September 30, 2012. The growth in active customers and the number of shipped orders was due to the continued growth of our core vitacost.com website with revenues up 18.7% and orders up 15.3% period-over-period. This was partially offset by a decline in our Amazon.com channel with revenues down 27.4% and orders down 19.1% period-over-period, as we refined our sales strategy for this channel in March 2012. Our Amazon.com channel represented 3.2% and 5.1% of net sales for the nine months ended September 30, 2013 and 2012, respectively.

Cost of Goods Sold. Cost of goods sold increased $31.8 million, or 16.8%, to $220.6 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. As a percentage of net sales, cost of goods sold increased to 77.3% for the nine months ended September 30, 2013 from 76.8% for the nine months ended September 30, 2012.

Gross Profit. Gross profit increased $8.0 million, or 14.1%, to $64.9 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. Gross margin decreased to 22.7% for the nine months ended September 30, 2013 compared to 23.2% for the nine months ended September 30, 2012. The decrease in gross margin was primarily related to a shift in product mix toward third-party products which typically carry a lower gross margin as well as a reduction in product margin due to increased promotions.

Fulfillment. Fulfillment expense increased $0.9 million, or 3.7%, to $25.6 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. As a percentage of net sales, fulfillment expense decreased to 9.0% for the nine months ended September 30, 2013 compared to 10.1% for the nine months ended September 30, 2012. The increase in fulfillment expense was primarily due to an 11.2% increase in the number of shipped orders in the period. The period-over-period decrease in fulfillment expense as a percentage of sales was primarily attributable to improved labor productivity, a higher average order value, as well as reduced packaging costs.

Sales and Marketing. Sales and marketing expense decreased $0.7 million, or 2.6%, to $24.5 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. As a percentage of net sales, sales and marketing expense decreased to 8.6% for the nine months ended September 30, 2013 from 10.2% for the nine months ended September 30, 2012. The decrease in sales and marketing expense was primarily due to decreased broadcast advertising and partnership fees of $1.4 million, decreased Amazon.com fees of $0.7 million, decreased print advertising of $0.3 million and decreased other sales and marketing expenses of $0.5 million. This was partially offset by increased personnel related expenses of $1.2 million and online advertising of $1.1 million. We believe sales and marketing expense may increase in 2014 and beyond as we continue to invest in additional marketing initiatives to drive additional growth in our customer base.

General and Administrative. General and administrative expense increased $2.6 million, or 11.4%, to $25.8 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. As a percentage of net sales, general and administrative expense decreased to 9.0% for the nine months ended September 30, 2013 from 9.4% for the nine months ended September 30, 2012. Included in the 2012 amount were $0.5 million in expenses consisting primarily of the following: $0.4 million in severance and executive recruiting expenses, $0.2 million in fees associated with the financing in the first quarter of 2012, $0.1 million in legal expenses associated with the class action lawsuit, partially offset by $0.3 million for the release of a litigation accrual. Excluding the aforementioned items in 2012, general and administrative expense increased $3.1 million period-over-period. The increase was primarily attributable to increased credit card fees of $0.9 million associated with higher sales volume, increased personnel related expenses of $0.9 million, increased depreciation expense of $0.7 million, increased legal fees of $0.2 million and increased other administrative costs of $0.4 million. We believe general and administrative expense may increase in 2014 and beyond as we make additional investments in our personnel and information technology infrastructure to support our future growth.

Liquidity and Capital Resources

Liquidity. The significant components of our working capital are cash and cash equivalents, inventory and accounts receivable, primarily from credit card processors, reduced by accounts payable and accrued expenses. Cash and cash equivalents consist of cash and money market accounts.  The working capital characteristics of our business allow us to collect cash from sales to customers within a few business days of the related sale. At September 30, 2013, we had working capital of $24.3 million.

Cash flows from operating activities. Net cash used in operating activities was $10.0 million and $8.0 million for the nine months ended September 30, 2013 and 2012, respectively. The $2.0 million change in cash flows from operating activities was primarily due to an increase in the period-over-period change in inventory partially offset by the reduction in our net loss, the period-over-period change in other receivables and the period-over-period change in accounts payable.

Cash flows from investing activities. Net cash used in investing activities was $3.7 million and $4.8 million for the nine months ended September 30, 2013 and 2012, respectively. The $1.1 million change in cash flows from investing activities was primarily due to a decrease in capital expenditures.

Cash flows from financing activities. Net cash provided by financing activities was $0.8 million and $35.0 million for the nine months ended September 30, 2013 and 2012, respectively. The $34.2 million change in cash flows from financing activities was primarily due to the net proceeds of $33.6 million from our financing in the first quarter of 2012 and a decrease in proceeds from the exercise of stock options of $0.5 million.

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

On February 16, 2012, we entered into the Purchase Agreement pursuant to which the Investors purchased, and we sold, an aggregate of 4.9 million shares of our common stock at a purchase price of $7.04 per share, and warrants to purchase an aggregate of 1.7 million shares of common stock for an aggregate purchase price of $34.8 million. The warrants have an exercise price of $7.04 per share and a term of four years. A portion of the proceeds from the private placement is being used to expand and optimize our distribution network. We spent $4.5 million on the expansion and upgrade of our fulfillment centers in 2012 and have spent additional amounts in 2013. We expect to continue investing in our facilities in 2014 and intend to use the remaining proceeds from the private placement for general operations.

At September 30, 2013, we had $19.2 million in cash and cash equivalents. For the nine months ended September 30, 2013, our net cash used in operating activities was $10.0 million. We are investing in our growth strategy, which includes increasing our brand and company awareness, expanding our customer base, growing our product assortment and expanding and optimizing our fulfillment centers. We are also working to increase our customers’ lifetime value by increasing the frequency of purchases and improving customer retention, while also improving our operating efficiencies. We believe the implementation of our growth strategy will reduce our net loss and our net cash used in operations in the future.

We believe that our cash and cash equivalents currently on hand and our net cash flows from operations will be sufficient to continue our operations for the next twelve months, although we may require additional financing in the future in order to execute our operating plan. We cannot predict whether future financing, if any, will be in the form of equity, debt, or a combination of both. We also may not be able to obtain additional funds on a timely basis, on acceptable terms or at all.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 during the quarter ended September 30, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.         MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.         OTHER INFORMATION

None.

 ITEM 6.         EXHIBITS

3.1	Certificate of Incorporation of the Registrant (1)
3.2	Bylaws of the Registrant (2)
¥10.1	Employment Agreement between Vitacost.com, Inc. and Chris Cavalline dated July 22, 2013.(3)
*31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.CAL	XBRL Taxonomy Calculation Linkbase Document
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1) Filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed with the SEC on September 28, 2011.

(2) Filed as Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed with the SEC on September 28, 2011.

(3) Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on July 25, 2013.

* Filed herewith. ¥ Indicates management compensatory plan, contract, or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VITACOST.COM, INC.

By:	/s/ Jeffrey J. Horowitz
Name: Jeffrey J. Horowitz
Title: Chief Executive Officer

By:	/s/ Brian D. Helman
Name: Brian D. Helman
Title: Chief Financial Officer

Date: November 6, 2013

INDEX TO EXHIBITS

Exhibits

3.1	Certificate of Incorporation of the Registrant (1)
3.2	Bylaws of the Registrant (2)
¥10.1	Employment Agreement between Vitacost.com, Inc. and Chris Cavalline dated July 22, 2013. (3)
*31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.CAL	XBRL Taxonomy Calculation Linkbase Document
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1) Filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed with the SEC on September 28, 2011.

(2) Filed as Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed with the SEC on September 28, 2011.

(3) Filed as Exhibit 10.1to Registrant’s Current Report on Form 8-K filed with the SEC on July 25, 2013.

* Filed herewith. ¥ Indicates management compensatory plan, contract, or arrangement.