Form 10-K
period 2013-12-31
Vitacost.com, Inc.
filed 2014-03-04
CIK 1401688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12-b-2 of Exchange Act. Yes ☐ No ☒

As of June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting and non-voting equity held by non-affiliates of the registrant was approximately $189.4 million. Shares of the registrant’s common stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 2014, the registrant has 34,050,191 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be delivered to stockholders in connection with the registrant’s 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

PART I

Item 1. Business.

Vitacost.com, Inc.

We are a leading online retailer of health and wellness products, including dietary supplements such as vitamins, minerals, herbs and other botanicals (which we refer to as “vitamins and dietary supplements”), as well as cosmetics, natural personal care products, pet products, sports nutrition and health foods. We sell these products directly to consumers primarily through our website, www.vitacost.com. We strive to offer our customers the broadest selection of healthy living products at extremely competitive prices, while providing superior customer service and timely delivery.

We offer our customers a broad selection of approximately 46,000 Stock Keeping Units (“SKUs”), from over 2,500 third-party brands, such as Garden of Life, New Chapter, Nature’s Way, Nature’s Plus, Source Naturals, Jarrow Formulas, Bob’s Red Mill, Kind, Eden Foods, Avalon Organics, Jason, Desert Essence, BSN, Optimum Nutrition, USP Labs and MuscleTech in addition to our own proprietary brands: Vitacost, ARO, Glonaturals, Cosmeceutical Sciences Institute (“CSI”), Best of All and Smart Basics. We support our operations through our customer service center and our two distribution centers, delivering what we believe are industry-leading customer satisfaction results. Our website allows customers to easily browse and purchase products at prices typically significantly lower than manufacturers’ suggested retail prices. Our website also serves as an educational resource for consumers seeking information on healthy living and the attributes of health and wellness supplements.

Our growth is driven primarily by our ability to expand our customer base and grow our product offerings. Our customers are typically individuals seeking value in their purchases of health and wellness products. Our active customer base, which we define as customers who have purchased from us within the last twelve months, has steadily increased from approximately 270,000 at the end of 2005 to approximately 2.2 million as of December 31, 2013. On average, our customers make purchases from us two to three times a year and during 2013, approximately 76% of our orders were placed by repeat customers.

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

Industry Overview

The expansion of the Internet has benefited online retailers by improving methods of communication, delivery of content and ease of commerce. At the same time, consumers are leveraging online resources to make informed healthcare, dietary and nutritional choices and related purchasing decisions.

U.S. Nutrition Industry.  According to the Nutrition Business Journal (“NBJ”), total U.S. sales for the nutrition industry (including natural & organic food, functional foods, supplements and natural/organic personal care & household products) were estimated at $149.9 billion in 2013. The NBJ is forecasting U.S. sales for the total nutrition industry to grow at an 8.6% compound annual growth rate (“CAGR”) over the next seven years, reaching $266.6 billion in 2020. Steady growth reflects an overall health and wellness trend in the U.S. with an increased focus by consumers on their diet, exercise and overall health. Products targeting weight management, sports nutrition, chemical-free cleaners, and specialty diets, such as gluten-free, are becoming mainstay purchases made by today’s consumers. U.S. sales for the total nutrition industry through the Internet were estimated at $4.4 billion in 2013 and are forecast by the NBJ to grow significantly faster than the overall category, increasing at a 12.6% CAGR over the next seven years, reaching $10.1 billion by 2020.

U.S. Dietary Supplement Market.  According to the NBJ, U.S. sales of dietary supplements (including vitamins, herbs, meal supplements and sports nutrition and specialty supplements) were estimated at $34.9 billion in 2013. The NBJ is forecasting U.S. sales of dietary supplements to grow at a 7.1% CAGR over the next seven years reaching $56.4 billion in 2020. The projected steady growth reflects customers’ purchases of these natural products to protect their health and ward off more expensive medical visits and prescription drugs. The dietary supplement industry is highly fragmented with products sold through multiple channels including retailers such as mass merchants, grocery stores, drug stores and specialty retailers, as well as through direct mail, catalogs, multi-level marketers and the Internet. U.S. sales of dietary supplements through the Internet were estimated at $2.0 billion in 2013 and are forecast by the NBJ to grow significantly faster than the overall category increasing at an 11.4% CAGR over the next seven years, reaching $4.3 billion by 2020.

Our Value Proposition

We strive to offer our customers the broadest product selection of healthy living products at the best value, while providing superior customer service.

Broad Third-Party and Proprietary Product Selection. We offer approximately 46,000 SKUs representing over 2,500 brands, including nationally-recognized third-party brands and our proprietary brands. Our product selection is designed to appeal to a variety of demographic groups, including those seeking health maintenance and general well-being, individuals making household purchasing decisions for the family, baby boomers, the elderly and those with specific health concerns or goals. Our product selection regularly evolves as consumer preferences change.

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

●

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

●

Increase Brand and Company Awareness: Our marketing strategy is designed to increase brand awareness and company awareness and drive highly targeted new and repeat customers to our website. To date, the majority of our advertising spending has been online through the use of keyword buys and developing a network of affiliates. As only a small percentage of US nutrition and supplement purchases are made through the online channel, we seek to target a wider audience of consumers through the use of offline advertising and introducing them to our value proposition and the Vitacost brand.

●

Expand Product Offerings: We continue to increase our product offerings of both third party and proprietary products to drive traffic to our site and increase basket size as we strive to become the leading online destination for health and wellness products. We continue to add brands and line extensions in our core Vitamins, Minerals, Herbs and Supplements (“VMHS”) category as well as in faster growing healthy living categories such as food, beauty, and sports nutrition. During 2013, we added nearly 6,000 net new SKUs, ending the year with approximately 46,000 SKUs live on our website.

●

Increase Lifetime Value by Increasing Frequency of Purchases and Improving Customer Retention: As we continue to diversify our product offerings in the healthy living space, there is a renewed effort to educate customers on the breadth of our product offerings to increase total basket size and the frequency of purchases in order to drive greater lifetime value. We are also focused on increasing lifetime value per customer by improving customer retention through the use of automatic reordering programs along with targeted, personalized emails and promotional offers as well as continuing to improve the customer experience.

●

Expand our Mobile Business: Our mobile sales continue to grow nicely and account for a larger percentage of our total business. Mobile sales increased nearly 100% year-over-year to 10% of total company sales in 2013. During 2013, we were named to Internet Retailer’s 2014 Mobile 500, which profiles the leading mobile commerce retail leaders worldwide ranked according to estimated 2013 mobile web sales. Vitacost.com ranked #93 in the current report, moving up substantially from its #203 ranking in the prior year. Separately, we ranked #45 in the 2013 Mobile Commerce Conversion Index (MCCI), a report published by LightningBuy, a technology company specializing in creating mobile monetization platforms for its customers.

●

Expand our International Business: Our international business also experienced high growth during 2013 with sales increasing over 50% year-over-year to 8% of total company sales, despite limited marketing efforts outside the United States. We currently ship products internationally to over 160 countries with our largest foreign markets being China, Australia, Brazil and Canada. We are now beginning to focus on improving the overall web and shipping experience for international customers. We believe continuing to grow our mobile and international businesses represents a significant long-term opportunity.

●

Expand and Optimize Distribution: We believe that processing customer orders on a timely basis is a key component of customer satisfaction. Our long-term initiatives are to reduce processing time, while increasing our fulfillment capacity and driving efficiency in the cost of processing orders. In addition, we are also focused on reducing the time in transit for customers to receive their orders. During 2013, we implemented new regional carriers for deliveries on the east and west coasts and as of December 31, 2013 nearly 50% of all orders shipped were delivered in 2 business days or less. We believe fast transit times further add to our strong value proposition and overall customer satisfaction levels.

●

Improve Operating Efficiencies: We are focused on improving operating efficiencies across our organization by reducing costs at our existing fulfillment centers primarily through improved labor productivity as well as gaining efficiency in our sales and marketing spend. We also seek to gain sales leverage on our fixed cost structure as we expand our overall sales.

Products

We provide online shoppers with one of the broadest selections of high-quality health and wellness products, including dietary supplements such as vitamins, minerals, herbs and other botanicals, as well as cosmetics, natural personal care products, pet products, sports nutrition and health foods. We offer products in a wide range of potency levels and dosage forms for our dietary supplements such as tablets, capsules, vegi-capsules, softgels, gelcaps, liquids, gummies, pill packets and powders. Our focus on providing a broad selection enables our customers to purchase products from preferred, trusted brands through a single, comprehensive source.

We offer products that encompass four main categories: Vitamins, Minerals, Herbs and Supplements (VMHS); Natural and Organic Food; Beauty and Sports Nutrition. As we have continued to diversify our product mix into non-VMHS categories, the percentage of revenue from the sale of VMHS products has declined. In 2013, sales of VMHS products accounted for 60.0% of total company sales compared to 65.0% of total company sales in 2012.

Vitamins, Minerals, Herbs and Supplements. VMHS products are generally taken to maintain or improve health and address specific health conditions. The Food and Drug Administration (“FDA”) classifies these products under the term “dietary supplements.” In this category, we offer our Vitacost branded products as well as third-party brands such as Garden of Life, New Chapter, Nature’s Way, Nature’s Plus, Source Naturals and Jarrow Formulas. Vitamin and mineral products include multi-vitamins, lettered vitamins, such as Vitamin A, C, D, E and B-complex, along with minerals such as calcium, magnesium, chromium and zinc. These products help prevent deficiencies that can occur when diet alone does not provide all of the necessary vitamins and minerals. Herbal products include whole herbs, standardized extracts, herb combination formulas and teas. Herbs offer a natural solution to address specific health concerns. Supplements include essential fatty acids, probiotics, anti-oxidants, phytonutrients and condition-specific formulas.

Sports Nutrition.  Sports nutrition products are used in conjunction with cardiovascular conditioning, weight training and sports activities. Major categories in sports nutrition include protein and weight gain powders, meal replacements, nutrition bars, sports drinks and pre- and post-workout supplements to either increase energy or enhance recovery after exercise. We offer bodybuilding and sports products from third parties such as BSN, Optimum Nutrition, and MuscleTech as well as our ARO line of proprietary products.

Beauty.  Our beauty category consists of a variety of natural products for skin, body, hair and oral health. We offer hundreds of natural personal care products from category leaders such as Avalon Organics, Jason and Desert Essence, as well as our Glonaturals and CSI proprietary products. These products appeal to allergen conscious, environmentally conscious, or socially conscious consumers seeking products that are made without harsh chemicals and additives or are not tested on animals.

Natural and Organic Food.  Natural and organic food consists of organic and specialty products such as organic peanut butter, gluten free foods and low mercury tuna and salmon. We offer third-party brands such as Bob’s Red Mill, Kind and Eden, as well as our Best of All proprietary products.

In 2013 and 2012, our proprietary brands accounted for approximately 20% and 22% of our net sales, respectively. Our proprietary brands include:

●

Vitacost: Our Vitacost brand is our largest proprietary brand. Under the Vitacost brand, we offer nearly 900 products including multivitamins, minerals, herbs, amino acids, anti-oxidants and others, including a separate Whole Food line of non-GMO supplements and a Targeted Wellness line which provides specific ingredients to support healthy cholesterol levels, improve cognitive function, and reduce stress levels.

●

ARO: We launched a new proprietary line of sports nutrition products in April of this year under the ARO label which stands for Attack, Recover and Optimize. The new ARO line includes pre- and post - workout formulas, protein powder, creatine, BCAAs, glutamine and other supplements designed to support and enhance athletic performance. We also launched a new line of diet shakes – called ARO Lean.

●

Glonaturals: During 2013, we launched a new beauty line called Glonaturals which includes BB crèmes, argan oil and skincare; these botanically based products are infused with natural anti-aging ingredients including hyaluronic acid and coconut.

●

Cosmeceutical Sciences Institute: Under our CSI brand, we market and sell health and beauty products such as facial cleanser, facial and body moisturizing creams and lotions, and other skincare products.

●

Best of All: Under our Best of All brand, we market and sell organic food products such as banana chips, trail mix, almonds, cashews and more. We are in the process of rebranding and expanding our healthy snacks line with innovative, environmentally friendly packaging featuring water-based ink and BPA-free materials.

●	Smart Basics: Under our Smart Basics brand, we market and sell organic fruit juices and extracts and related dietary supplements.

●	Walker Diet: Under our Walker Diet brand, we market and sell low carb powders used to assist in weight loss and management.

Merchandising & New Product Development

We believe we carry most major domestic brands of VMHS products as well as many smaller specialty brands. We sell most of our suppliers’ most popular product lines. We also offer our proprietary brands based on our own formulations. We currently stock approximately 46,000 SKUs at both of our fulfillment centers. Currently, no single SKU represents more than 2% of our net sales. In developing new proprietary products, we review our sales and cost data and customer feedback along with evaluating new industry trends.

Marketing

Our marketing strategy is designed to increase brand awareness and drive highly targeted new and repeat customers to our website. While we primarily use online advertising as our primary vehicle to reach consumers, we also employ email campaigns, customer referral and affiliate programs to acquire and retain our customer base. We are also actively embracing mobile technology and upgrading our mobile platform as we believe mobile will be a key source of new customers going forward given the rapid growth and increased acceptance of mobile shopping.

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

Direct Mail and Promotional Inserts. Direct mail is used on a limited basis to increase awareness of our proprietary brands and to target market to certain customer segments. We more commonly use promotional inserts included with customer orders.

Customer referrals. We operate a “Refer-A-Friend’ program to further drive customers to our site. Any existing customer can “refer’ a new customer to Vitacost and both are rewarded with a $10 credit to apply to an order of $30 or more on our Vitacost.com website.

 Manufacturing

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

Customer Service Portal. We recently launched an online self-service portal for customers to assist them with quickly and easily providing customer service. Our portal includes such areas as account affirmation, order history, order tracking and a comprehensive knowledge base. We will continue to enhance our service portal in the future. This is available at service.vitacost.com.

Our 5-Star Guarantee. Our 5-Star Guarantee makes it easy, convenient and safe for customers to purchase our products. Under the Guarantee we:

●

Offer vitamins, supplements, organic products, body care and natural health products at everyday low prices, providing savings off retail 365 days a year, with no minimums, no memberships and no hidden charges.

●	Provide a 30-day unconditional money-back guarantee for all our products.

●	Provide the highest quality supplements and other natural health products.

●	Maintain one of the largest selections of healthy living products available anywhere, with approximately 46,000 items and more than 2,500 brands from which to choose.

●	Guarantee a safe, secure online shopping experience through the use of state-of-the-art Secure Socket Layer 128-bit encryption on our website.

During 2013, we were named in the Online Trust Alliance (OTA) Honor Roll for the second year in a row. The OTA, a non-profit organization with a mission to enhance online trust, analyzed hundreds of websites across multiple industries including e-commerce, banking, social, and government, conducting an audit of the site’s data protection, security and privacy practices. Of the sites evaluated, only one-third qualified for the 2013 Honor Roll. In addition, we ranked #2 in customer satisfaction in the ForeSee Experience Index (FXI) 2013 U.S. Retail Edition which measured customer satisfaction with the top 100 e-retailers during the 2013 holiday shopping season.

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

Our technology infrastructure uses highly scalable, fault tolerant enterprise-standard technologies. We use a combination of internal and Tier 1 third party data centers that support product development, quality control, Ecommerce, CRM and the customer experience. Coupled with the use of leading network technologies, virtualization and cloud-based solutions, we manage redundant coverage that significantly mitigates the risk of downtime.

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

While we believe we compete favorably with respect to the above factors, the nature and extent to which our competitors implement various pricing and promotional activities in response to increasing competition and our response to these competitive actions, could adversely affect our profitability.

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

Our products are subject to extensive regulation in the U.S. and abroad. As applied to products Vitacost sells, FDA enforces the Federal Food, Drug and Cosmetic Act (“FDCA”), and related regulations, which govern the identity, purity, quality, strength, and composition of dietary supplements and regulate the formulation, manufacture, packaging, labeling, holding, sale, and distribution of dietary supplements, foods, cosmetics, medical devices, animal foods and drugs, and over-the-counter (“OTC”) allopathic and homeopathic human drugs (collectively “FDA regulated products”). FDA prohibits the distribution and/or sale of misbranded and/or adulterated FDA regulated products. In particular, FDA uses the objective intent of a product’s manufacturer or distributor, as evidenced by the manufacturer or distributor’s labeling claims, advertising matter, or oral or written statements, to determine whether the product is an unapproved new drug. Changes to the manufacturing, labeling, or packaging requirements for our products could result in increased costs or manufacturing disruptions, both of which could negatively affect our financial condition and operations. Additionally, new or amended laws and regulations, such as the U.S. Food Safety Modernization Act (“FSMA”) passed in 2011 that gave FDA broader authority over the safety of the national food supply, may lead to increased compliance costs and civil remedies, including fines, injunctions, withdrawals, recalls, seizures, confiscations, or criminal sanctions, all of which could adversely impact our business, our finances, or our operations.

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

As authorized by the FDCA, the FDA has adopted and implemented Good Manufacturing Practices (“GMPs”), specifically for dietary supplements. These GMPs impose extensive process controls on the manufacture, holding, labeling, packaging, and distribution of dietary supplements and the components of dietary supplements. They require that every dietary supplement be made in accordance with a master manufacturing record with all dietary ingredients verified by identity testing before use, that each step in manufacture, holding, labeling, packaging, and distribution be defined with written standard operating procedures, monitored, and documented, and that any deviation in manufacture, holding, labeling, packaging, or distribution be contemporaneously documented, assessed by a quality control expert, and corrected through documented corrective action steps (whether through an intervention that restores the product to the specifications in the master manufacturing record or to document destruction of the non-conforming product). The GMPs are designed to ensure documentation, including testing results that confirm the identity, purity, quality, strength, and composition of finished dietary supplements. In addition, GMPs require a company to make and keep written records of every product complaint that is related to GMPs. The written record of the product complaint must include the following: the name and description of the dietary supplement; the batch, lot, or control number of the dietary supplement, if available; the date the complaint was received and the name, address, or telephone number of the person making the complaint, if available; the nature of the complaint, including, if known, how the product was used; the reply to the complainant, if any; and findings of the company’s quality control investigation and follow-up action taken when an investigation is performed. The regulations directly affect all who manufacture the dietary supplements we sell and our distribution of dietary supplements. The FDA may deem any dietary supplement adulterated, whether presenting a risk of illness or injury or not, based on a failure to comply with any one or more process controls in the GMP regulations. If deemed adulterated, a dietary supplement may not be lawfully sold and may have to be recalled from the market. In recent years, the FDA’s main focus has evolved from basic violations, such as failure to set specifications, to more technical violations, such as finished product testing violations. It is possible that the FDA will find one or more of the process controls implemented by our contract manufacturers, or by those whose dietary supplements we sell to be inadequate and, thus, requiring corrective action, requiring any one or more of the dietary supplements we sell to be unlawful for sale, or resulting in a judicial order that may impair our ability to market, and sell dietary supplements.

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

Animal foods and food additives are also regulated by FDA and each state’s department of agriculture. DSHEA does not apply to substances used for animals, and thus, products marketed to humans as dietary supplements are categorized as food, food additives, animal drugs, or generally recognized as safe (“GRAS”) when marketed to animals, depending upon their intended use. Animal drugs require FDA preapproval. Specifically, an animal drug must be shown safe and effective for its intended use as established by adequate data from controlled scientific studies submitted as part of its New Animal Drug Application. Unapproved animal drugs are adulterated and subject to FDA enforcement. Examples of claims that will render a product an animal drug include a claim that the product is intended to affect the structure of the body other than as food, which is the case when the product is not being primarily consumed for its taste, aroma, or nutritive value, or a claim that the product is intended to diagnose, cure, mitigate, treat, or prevent disease. FDA, however, generally exercises enforcement discretion and allows some animal foods to make bear meaningful health information. However, there is no legal authority in the FDCA for animal foods to make those types of claims. The Nutrition Labeling and Education Act of 1990 (“NLEA”), which allows health claims to be made for human food, does not apply to animal food. It is possible in the future that FDA may consider all health claims prohibited. Food additives also require FDA preapproval, which can be obtained by submitting a food additive petition to FDA that demonstrates that the food additive has utility and is safe for its intended use. If an animal food contains an unapproved food additive, it is adulterated. FDA, however, has exercised its enforcement discretion to not require food additive petitions for a substance that does not raise a safety concern. In such an instance, FDA requests that a company submit the information required to list the ingredient in the Official Publication of the Association of American Feed Control Officials (“AAFCO”), an annual manual that sets out labeling requirements, approved ingredients, and nutrient needs for particular animal types including companion animals. At this time, FDA has agreed to not take regulatory action against ingredients used under its regulatory discretion, even though they are technically unapproved food additives, so long as the labeling is consistent with the accepted intended use and does not drug claims, and no new data calls into question the safety or utility of the ingredient. FDA could revoke this informal policy at any time and take enforcement action against products containing unapproved food additives. Substances that are GRAS for their intended use are exempt from the definition of a “food additive” and do not require FDA preapproval. Companies can make their own GRAS determination and may voluntarily notify FDA of the determination. FDA may disagree with a company’s GRAS determination and prohibit the use of the substance for a particular intended use.

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

Conventional food manufacturing, labeling and distribution are also under FDA jurisdiction. Manufacturers must ensure their products are produced in a clean environment to prevent adulteration by contamination in compliance with applicable GMPs and must manufacture their products with either approved food additives or ingredients that are “generally recognized as safe” (“GRAS”). Conventional foods must meet FDA’s labeling requirements including a Nutrition Facts statement. Conventional foods may make structure/function statements, like dietary supplements but unlike dietary supplements are not required to file notice of those statements with FDA, and such statements must be limited to effects derived from nutritive value. Conventional foods may also bear approved health claims. Like dietary supplements, infant formulas are regulated by FDA as a type of food with their own requirements for manufacturing and labeling. Infant formulas, however, are required to go through a preapproval process, manufacturing inspection prior to product launch, and are held to a nutritional sufficiency standard unlike other foods due to the nature of this type of product.

Conventional foods and dietary supplements must also comply with the Organic Act (for the designation of organic ingredients) enforced by the US Department of Agriculture and the Food Allergen Labeling and Consumer Protection Act of 2004 (“FALCPA”) enforced by the FDA. Under the Organic Act there are specific requirements for the certification of ingredients as “organic” and requirements on how to use the term “organic” in labeling, whether for an ingredient or a complete product. USDA has also issued an enforcement policy applying the use of the term “organic” to cosmetics and their ingredients (“USDA”) even though there is no law authorizing that use. Under FALCPA, all packaged foods (including supplements) containing any of the eight identified major food allergens (milk, egg, fish, crustacean shellfish, tree nuts, wheat, peanuts, and soybeans) must declare such allergens, at least once, by their common or usual name in the ingredient list or in a “CONTAINS” statement immediately following the ingredient list in bold. A packaged food “contains” an allergen for the purposes of the law when any intentionally added ingredient contains an allergen. Thus, even if an allergen is present only in a coloring or flavoring, FALCPA applies. Likewise, the law applies even if an allergen is present only in a small amount of an “incidental” (but intentionally added, non-cross-contact) additive, like a releasing agent. Disclosure in this case is required even though such an ingredient usually could be omitted altogether from the ingredients list. If a manufacturer believes that no allergen is present there is a preapproval process to seek an exception. Failure to comply with the FALCPA may lead to civil sanctions, criminal penalties, or both under the FDCA. In addition, the FDA is authorized to seize non-conforming products controlled by a company and issue a recall of products already on the market.

Although the FDA and the USDA have issued statements about the appropriate use of the word “natural,” there is no single, U.S. government-regulated definition of the term “natural” for use in the food industry, including dietary supplements. Additionally, the FDA recently refused to provide guidance on whether foods produced using biotechnology can bear “natural” claims. The uncertainty surrounding “natural” claims has resulted in consumer confusion and lawsuits. Plaintiffs have filed actions against food companies that market “natural” products, alleging false, misleading and deceptive advertising and labeling claims. If we become subject to similar claims, consumers may avoid purchasing products from us or seek alternatives, even if the basis for the claim is unfounded. Negative publicity about these matters may discourage some consumers from purchasing our products. The cost of defending against any such claims could be high. Further, a loss in consumer confidence in the truthfulness of our labeling claims would be difficult and costly to overcome and may significantly reduce our brand value. Uncertainty about our ingredients, regardless of the cause or validity, may have a substantial and adverse effect on our brand and our business, results of operations and financial condition.

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

We are also subject to regulation under various state, local and international laws that include provisions governing, among other things, the formulation, manufacturing, packaging, labeling, advertising and distribution of dietary supplements, animal foods, medical devices, conventional foods, and OTC drugs. For example, under Proposition 65 in the State of California, there is a list of substances that are deemed to pose a risk of carcinogenicity or birth defects at or above certain levels. If any such ingredient exceeds the permissible levels in a dietary supplement, cosmetic, or drug, the product may be lawfully sold in California only if accompanied by a prominent warning label alerting consumers that the product contains an ingredient linked to cancer or birth defect risk. Private attorney general actions as well as California attorney general actions may be brought against non-compliant parties and can result in substantial costs and fines. Additionally, California has a law called the “Consumers Legal Remedies Act” (Cal. Civ. Code § 1750 et seq) that allows private parties to assert a class action claim for false or deceptive advertising. It is typically asserted in combination with claims for false advertising and unfair competition under the California Business and Professions Code. California law firms specializing in this type of consumer class action claims have recently been targeting dietary supplement and OTC homeopathic drug makers and sellers of products sold in California, claiming injury based on the products’ failure to deliver results as claimed in product labeling and promotion.

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

Employees

As of December 31, 2013, we had 790 full-time employees. Additionally, we maintain temporary employees primarily in our fulfillment centers to meet changing demands of that function. None of our employees are covered by a collective bargaining agreement and we are unaware of any union organizing efforts. We consider our relationship with our employees to be good.

Geographic Information

During our last three years, the majority of our revenue was generated within North America, and all of our long-lived assets are located within the United States. However, we believe international represents a large long-term opportunity for us with international revenue accounting for 8%, 6%, and 5% of total revenue in 2013, 2012 and 2011, respectively.

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

The FDA regulates, among other things, the manufacture, composition, safety, labeling, marketing and distribution of dietary supplements (including vitamins, minerals, herbs, and other dietary ingredients for human use), OTC drugs (allopathic and homeopathic), conventional foods, infant formulas, animal foods, medical devices, and cosmetics. The FDA may not accept the evidence of safety we present for new dietary supplements we wish to market, or they may determine that a particular dietary supplement or ingredient that we currently market presents an unacceptable health risk. If that occurs, we could be required to cease distribution of and/or recall supplements or products containing that ingredient. In July 2011 the FDA introduced a draft Guidance Document called “Guidance for Industry: Dietary Supplements: New Dietary Ingredient Notifications and Related Issues ” relating to pre-market safety notifications. In it FDA identified standards of proof for safety and “grandfathering’ that would impose new burdens on the dietary supplement industry and may impact the legality of some of our existing products. FDA has accepted industry comments on the guidance but has not yet published its response or otherwise finalized the draft.

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

Legislation has been introduced in the U.S. Senate seeking to provide the FDA with increased authority to regulate dietary supplements and increase labeling requirements with respect to dietary supplements. The Food Safety Modernization Act (“FSMA”) now requires food companies, including dietary supplement companies, to register with the agency and renew those registrations biannually. The FSMA permits summary revocation of registrations (and elimination of the right to sell products in interstate commerce) based on findings by the FDA that a product might present an unreasonable risk of serious illness, injury, or death. Legislation introduced but not passed by Congress would require the FDA Commissioner to obtain a list of all ingredients and claims for dietary supplements and distinguish from among them which products are potentially unsafe and which claims are misleading. FDA and FTC are cooperating in joint enforcement projects, including the issuance of warning and enforcement letters by both agencies. The FTC staff has demanded two clinical trials as a condition precedent for the making of certain categories of claims, such as those concerning weight loss and those concerning immune support, which position, while struck down by an FTC Administrative Law Judge, is pending on appeal before the Federal Trade Commission.

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

See Note 8 of our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information about our lease commitments.

Item 3. Legal Proceedings.

Refer to Note 12, Contingencies, of our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for a discussion on the nature of the legal proceedings against us, which is incorporated herein by reference

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Our common stock, par value $0.00001 per share, is listed on The NASDAQ Global Market under the symbol VITC and has been included for listing thereon since September 24, 2009.

The following table sets forth for the indicated periods the high and low sales price per share for our common stock on the NASDAQ Global Market:

	High	Low
Year Ended December 31, 2013:
Fourth quarter	$8.77	$5.23
Third quarter	$9.14	$8.14
Second quarter	$8.45	$6.97
First quarter	$7.66	$6.73
Year Ended December 31, 2012:
Fourth quarter	$7.25	$5.89
Third quarter	$6.90	$5.05
Second quarter	$8.38	$5.86
First quarter	$8.59	$6.44

Holders of Record

At February 28, 2014, our common stock was held by approximately 48 holders of record.

Dividends

We have never declared or paid any dividends on our common stock, and our Board of Directors does not contemplate doing so in the near future. Any decisions as to future payment of dividends will depend on our earnings and financial position and such other factors, as our Board of Directors deems relevant.

Equity Compensation Plan Information

The following is a summary of our equity compensation plans as of December 31, 2013:

	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
	(In thousands, except the Weighted Average Exercise Price)

Equity compensation plans approved by security holders	4,980	$7.01	3,579

Equity compensation plans not approved by security holders	-	$-	-

Additional information about our equity compensation plans is incorporated by reference from the Notes to our Consolidated Financial Statements included in this Form 10-K.

Performance Graph

The following performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act), or incorporated by reference into any filing of Vitacost under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The graph set forth below compares the cumulative total stockholder return on our common stock between September 24, 2009 and December 31, 2013, with the cumulative total return of the (i) Russell 2000 Index, (ii) the NASDAQ Internet Index and (iii) a custom selected Peer Group Index. This graph assumes the investment of $100 on September 24, 2009 in our common stock, the Russell 2000 Index, the NASDAQ Internet Index, and a custom selected Peer Group Index. The custom Peer Group Index consists of the following companies: Blue Nile, Shutterfly, Vitamin Shoppe, Overstock.com, Herbalife Ltd., 1-800-FLOWERS.COM, Nu Skin Enterprises, Whole Foods Market, US Auto Parts Network, GNC Holdings, Stamps.com, USANA Health Sciences, PetMed Express and NutriSystem. As previously reported, the NASDAQ halted trading of our stock from December 7, 2010 through June 17, 2011. Historical stock price performance is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data

The selected consolidated financial data presented below has been derived from our consolidated financial statements. The statement of operations data for each of the years ended December 31, 2013, 2012 and 2011 and the balance sheet data at December 31, 2013 and 2012 are derived from our audited financial statements that are included in this annual report. The statement of operations data for the years ended December 31, 2010 and 2009 and the balance sheet data at December 31, 2011, 2010 and 2009 are derived from audited 2011, 2010 and 2009 financial statements that are not included in this annual report. The historical results presented below are not necessarily indicative of the results to be expected in any future period.

	Year Ended December 31,
	2013	2012	2011	2010	2009
		(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net sales	$382,744	$330,680	$260,523	$220,681	$191,807
Cost of goods sold	295,752	254,527	200,596	164,206	130,605
Gross profit	86,992	76,153	59,927	56,475	61,202
Operating expenses:
Fulfillment	33,972	33,505	22,290	17,354	8,954
Sales and marketing	32,268	32,306	22,842	18,728	14,284
General and administrative	34,536	29,614	29,620	33,989	29,083
Total operating expenses	100,776	95,425	74,752	70,070	52,321

Operating (loss) income	(13,784)	(19,272)	(14,825)	(13,595)	8,881

Other income (expense), net	115	154	47	(175)	(151)

Income tax expense	(52)	(53)	(53)	(1,421)	(2,836)
Net (loss) income	$(13,721)	$(19,171)	$(14,831)	$(15,191)	$5,894

Net (loss) income per share:
Basic	$(0.41)	$(0.59)	$(0.53)	$(0.55)	$0.24
Diluted	$(0.41)	$(0.59)	$(0.53)	$(0.55)	$0.24
Weighted average number of shares outstanding
Basic	33,631	32,675	27,829	27,704	24,217
Diluted	33,631	32,675	27,829	27,704	24,674

Consolidated Balance Sheets Data:
Cash and cash equivalents	$24,799	$32,152	$12,939	$11,952	$8,658
Inventory	37,143	33,319	34,822	29,828	28,097
Working capital	24,580	30,846	13,201	22,377	49,599
Total assets	98,377	107,663	90,629	99,464	107,679
Total debt	-	-	-	59	9,405
Stockholders' equity	57,658	66,658	48,807	62,186	74,500

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

Overview

We are a leading online retailer of healthy living products, including dietary supplements such as vitamins, minerals, herbs and other botanicals (which we refer to as “vitamins and supplements”), as well as cosmetics, natural personal care products, pet products, sports nutrition and health foods. We sell these products directly to consumers, primarily through our website, www.vitacost.com. We strive to offer our customers the broadest selection of healthy living products at competitive prices, while providing superior customer service and timely delivery.

We offer our customers a broad selection of approximately 46,000 Stock Keeping Units (“SKUs”), from over 2,500 third-party brands, such as Garden of Life, New Chapter, Nature’s Way, Nature’s Plus, Source Naturals, Jarrow Formulas, Bob’s Red Mill, Kind, Eden Foods, Avalon Organics, Jason, Desert Essence, BSN, Optimum Nutrition, USP Labs and MuscleTech in addition to our own proprietary brands: Vitacost, ARO, Glonaturals, Cosmeceutical Sciences Institute (“CSI”), Best of All and Smart Basics. We support our operations through our customer service center and our two distribution centers, delivering what we believe are industry-leading customer satisfaction results. Our website allows customers to easily browse and purchase products at prices typically significantly lower than manufacturers’ suggested retail prices. Our website also serves as an educational resource for consumers seeking information on healthy living and the attributes of health and wellness products.

Our growth is driven primarily by our ability to expand our customer base and grow our product offerings. Our customers are typically individuals seeking value in their purchases of healthy living products. Our active customer base, which we define as customers who have purchased from us within the last twelve months, has steadily increased from approximately 270,000 at the end of 2005 to approximately 2.2 million as of December 31, 2013. On average, our customers make purchases from us two to three times a year and during 2013, approximately 76% of our orders were placed by repeat customers.

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

Trends and Other Factors Affecting Our Business

We continue to experience intense competition as the healthy living industry shifts towards a greater internet presence. This competitive environment continues to drive margin pressure as deep discounting results from aggressive customer acquisition and retention actions. In order to differentiate ourselves from our competitors, we are expanding our product offerings through the introduction of new and diverse products, improving our customer service and support, improving our reliability and speed of delivery and by adjusting our product mix and pricing.

The healthy living industry continues to benefit from positive demographic trends, with an aging population, trends affecting health and lifestyle preferences, and an increasingly health conscious consumer. In addition, the increasing cost of traditional healthcare has helped bolster demand for natural products to help ward off more expensive medical visits and prescription drugs. Changes in these trends and other factors that we may not foresee may also impact our business, including potential regulatory actions by the Food and Drug Administration (“FDA”) and the Federal Trade Commission (“FTC”) that may affect the viability of certain products that we offer.

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

Revenue Recognition. Revenue from the sale of healthy living products is recognized when all the following criteria are met: a customer executes an order, the sales price and the shipping and handling fee have been determined, credit card authorization has occurred and collection is reasonably assured, and the product has been received by the customer. Our internet sales are made to customers permitting certain limited rights of return. It has been our experience that such returns have been insignificant.

Income Taxes. Income taxes are computed under an asset and liability approach whereby deferred tax assets and liabilities are recognized based on the difference between the financial statement amounts and the tax basis of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in the period that includes the enactment date. We evaluate our deferred tax assets on a regular basis to determine if valuation allowances are required. In our evaluation, we consider taxable loss carryback availability, expectations of sufficient future taxable income, trends in earnings, existence of taxable income in recent years, the future reversal of temporary differences and available tax planning strategies that could be implemented, if required. Valuation allowances are established based on the consideration of all available evidence using a more likely than not standard. Our deferred tax assets for which a valuation allowance has not been established relate to amounts that can be realized through future reversals of existing taxable temporary differences. Our deferred tax asset valuation allowance will be reversed if and when it becomes more likely than not that we can generate sufficient taxable income in the future to utilize the tax benefits of the related deferred tax assets.

Stock-based Compensation. We use a fair value-based method to recognize non-cash compensation expense for share-based transactions. Under the fair value recognition provisions, we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest on a straight line basis over the requisite service period of the award.

Contingencies. On an ongoing basis, we assess potential liabilities related to lawsuits or claims brought against us. While it is typically very difficult to determine the timing and ultimate outcome of such actions, we use our best judgment to determine if it is probable that we will incur an expense related to the settlement or final adjudication of such matters and whether a reasonable estimation of such probable loss, if any, can be made. In assessing probable losses, we take into consideration estimates of the amount of insurance recoveries, if any. We disclose a contingency when it is at least a reasonable possibility that a loss or an additional loss may have been incurred and we accrue a liability when we believe a loss is probable and the amount of loss can be reasonably estimated. Due to the inherent uncertainties related to the eventual outcome of litigation and potential insurance recoveries, it is possible that certain matters may be resolved for amounts materially different from any provisions or disclosures that we have previously made. For a further discussion of contingencies, see Note 12 of our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Inventory. Inventory, consisting principally of healthy living products, is primarily stated at the lower of cost or market using the first in, first out (“FIFO”) method. Management determines the inventory reserve by regularly reviewing and evaluating individual inventory items and movement history. Future factors, such as changes in consumer demand and reports in the media deemed negative to certain products we market and sell, could impact our inventory.

Goodwill and Other Intangible Assets. Goodwill is tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. Intangible assets subject to amortization are amortized using the straight-line method over their estimated period of benefit. We evaluate the recoverability of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired.

Sources of Revenue

We derive our revenue principally through the sale of products and freight billed to customers associated with the shipment of products. For 2013, net product sales accounted for approximately 96% of our total net sales, with freight comprising the remainder.

Cost of Goods Sold and Operating Expenses

Cost of Goods Sold. Cost of goods sold consists primarily of the cost of the product sold and the cost of shipping the product to the customers.

Fulfillment. Fulfillment expenses include the costs of warehousing and shipping supplies, machinery and equipment, maintenance, employees, professional services and rent.

Sales and Marketing. Sales and marketing expenses include online advertising and promotional expenditures, affiliates and partners’ commissions, traditional media advertising, print expenses and payroll related expenses for personnel engaged in marketing, sales, customer service and merchandising. Advertising costs are expensed as incurred.

General and Administrative. General and administrative expenses consist of executive compensation, information technology expenses, credit card processing fees, legal fees, professional services, employee expenses and general corporate expenses.

Results of Operations

The following table sets forth certain consolidated statement of operations data as a percentage of net sales for the years indicated:

	Year Ended December 31,
	2013	2012	2011
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	77.3	77.0	77.0
Gross profit	22.7	23.0	23.0
Operating expenses:
Fulfillment	8.9	10.1	8.5
Sales and marketing	8.4	9.8	8.8
General and administrative	9.0	9.0	11.4
Total operating expense	26.3	28.9	28.7
Operating loss	(3.6)	(5.9)	(5.7)
Net loss	(3.6)%	(5.9)%	(5.7)%

Comparison of Year Ended December 31, 2013 to Year Ended December 31, 2012

	Year Ended December 31,		$ Increase	% Increase
	2013	2012	(Decrease)	(Decrease)
	(In thousands)
Third-party products	$290,231	$245,800	$44,431	18.1%
Proprietary products	78,002	72,335	5,667	7.8
Freight	14,511	12,545	1,966	15.7
Net sales	382,744	330,680	52,064	15.7
Cost of goods sold	295,752	254,527	41,225	16.2
Gross profit	$86,992	$76,153	$10,839	14.2%

Net Sales. Net sales increased by $52.1 million, or 15.7%, to $382.7 million for 2013 compared to 2012. Net sales of our third-party products increased $44.4 million, or 18.1%, to $290.2 million for 2013. Net sales of our proprietary products increased $5.7 million, or 7.8%, to $78.0 million for 2013. Freight revenue increased $2.0 million, or 15.7%, to $14.5 million for 2013.

The increase in net sales was primarily the result of an increase in the number of shipped orders and an increase in average order value as well as growth of our customer base compared to 2012. In 2013, we shipped 5.4 million orders, which represents an 11.2% increase over 2012. In 2013, our average order value increased 3.6% over 2012. As of December 31, 2013, we had 2.2 million active customers, an increase of 4.5% from December 31, 2012. The increase in the number of shipped orders, average order value and active customers was due to the continued growth of our core vitacost.com website with revenues up 16.8% and orders up 14.0% year-over-year. Our Amazon.com channel represented 3.1% and 4.5% of net sales for 2013 and 2012, respectively.

Cost of Goods Sold. Cost of goods sold increased $41.2 million, or 16.2%, to $295.8 million for 2013 compared to 2012. As a percentage of net sales, cost of goods sold increased to 77.3% for 2013 from 77.0% for 2012.

Gross Profit. Gross profit increased $10.8 million, or 14.2%, to $87.0 million for 2013 compared to 2012. Gross margin decreased to 22.7% in 2013 from 23.0% in 2012. The decrease in gross margin was primarily related to a shift in product mix toward third-party products which typically carry a lower gross margin as well as a reduction in product margin due to increased promotions and an increase in freight cost per order.

Fulfillment. Fulfillment expense increased $0.5 million, or 1.4%, to $34.0 million for 2013 compared to 2012. As a percentage of net sales, fulfillment expense decreased to 8.9% for 2013 from 10.1% for 2012. The increase in fulfillment expense was primarily due to an 11.2% increase in the number of shipped orders in 2013 compared to 2012. The year-over-year decrease in fulfillment expense as a percentage of sales was primarily attributable to improved labor productivity and reduced packaging costs per order.

Sales and Marketing. Sales and marketing expense remained flat at $32.3 million for 2013 and 2012. As a percentage of net sales, expenses decreased to 8.4% for 2013 from 9.8% for 2012. The year-over-year decrease in sales and marketing expense as a percentage of sales was primarily due to increased sales leverage in 2013 when compared to 2012. We believe sales and marketing expense may continue to increase in the future as we continue to invest in marketing initiatives to drive additional growth in our customer base.

General and Administrative. General and administrative expense increased approximately $4.9 million, or 16.6%, to $34.5 million in 2013 when compared to 2012. As a percentage of net sales, general and administrative expense remained flat at 9.0% for 2013 and 2012. Included in the 2012 amount were $0.5 million in expenses consisting primarily of the following: $0.4 million in severance and executive recruiting expenses, $0.2 million in fees associated with our financing in the first quarter of 2012, $0.1 million in legal expenses associated with the class action lawsuit, partially offset by $0.3 million for the release of a litigation accrual. Excluding the aforementioned items in 2012, general and administrative expense increased $5.4 million year-over-year. The increase was primarily attributable to increased personnel related expenses of $2.6 million, increased credit card fees of $1.1 million associated with higher sales volume, increased depreciation expense of $0.8 million, increased legal fees of $0.2 million and increased other administrative costs of $0.7 million. We believe general and administrative expense may increase in the future as we make additional investments in our information technology infrastructure to support our future growth.

Comparison of Year Ended December 31, 2012 to Year Ended December 31, 2011

	Year Ended December 31,		$ Increase	% Increase
	2012	2011	(Decrease)	(Decrease)
	(In thousands)
Third-party products	$245,800	$190,541	$55,259	29.0%
Proprietary products	72,335	60,973	11,362	18.6
Freight	12,545	9,009	3,536	39.3
Net sales	330,680	260,523	70,157	26.9
Cost of goods sold	254,527	200,596	53,931	26.9
Gross profit	$76,153	$59,927	$16,226	27.1%

Net Sales. Net sales increased by $70.2 million, or 26.9%, to $330.7 million for 2012 compared to 2011. Net sales of third-party products increased $55.3 million or 29.0%, to $245.8 million for 2012 compared to 2011. Net sales of our proprietary products increased $11.4 million, or 18.6%, to $72.3 million, and freight increased $3.5 million, or 39.3%, to $12.5 million for 2012 compared to 2011.

The increase in net sales was primarily the result of the increase in our customer base and number of shipped orders compared to the 2011. As of December 31, 2012, we had 2.1 million active customers, an increase of 51.9% from December 31, 2011. In 2012, we shipped 4.9 million orders, which represents a 36.6% increase over 2011. The growth in active customers and the number of shipped orders was due to a greater emphasis on new customer acquisition, as we expanded our marketing activities, promotional offers and grew our network of affiliates and partners during the year. In the second half of 2011 we began distributing our products on Amazon.com, which was a significant driver of growth in 2012.

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

Sales and Marketing. Sales and marketing expense increased approximately $9.5 million, or 41.4%, to $32.3 million for 2012 when compared to 2011. As a percentage of net sales, expenses increased to 9.8% for 2012 from 8.8% for 2011. Included in the 2011 amount was $0.9 million in severance and executive recruiting expenses. Excluding these items, sales and marketing expenses increased $10.4 million year-over-year. The increase in sales and marketing expense was primarily due to a $5.4 million increase in fees paid to affiliates and partners associated with the expanded distribution of our products, increased employee expenses of $2.4 million, increased online and broadcast advertising expense of $2.0 million, and increased other sales and marketing costs of $0.6 million.

General and Administrative. General and administrative expense remained flat at $29.6 million in 2012 when compared to 2011. As a percentage of net sales, expenses decreased to 9.0% in 2012 from 11.4% for 2011. Included in the 2012 amount were $0.5 million in expenses consisting primarily of the following: $0.4 million in severance, executive recruiting and relocation expenses, $0.2 million in fees associated with our financing in the first quarter of 2012, $0.1 million in additional legal expenses associated with the Class Action lawsuit, partially offset by $0.3 million related to the release of a litigation accrual. Included in the 2011 amount were $2.9 million in expenses consisting of the following: $2.1 million in expenses primarily related to our equity capitalization issue and strategic review, $0.5 million in severance and executive recruiting expenses, and $0.3 million related to a litigation accrual. Excluding the aforementioned items, general and administrative expense increased $2.4 million year-over-year. The increase was primarily attributable to increased credit card fees of $1.0 million due to higher sales, increased employee compensation costs of $0.6 million due to headcount growth in critical departments, and increased other administrative costs of $0.8 million.

Historical Cash Flows

Comparison of Year Ended December 31, 2013 to Year Ended December 31, 2012

Net Cash Used in Operating Activities. Net cash used in operating activities was $5.4 and $9.4 million for 2013 and 2012, respectively. The $4.1 million change in cash flows from operating activities was primarily due to the reduction of our net loss and the year-over-year changes in other receivables and accounts payable. This was partially offset by the year-over-year changes in inventory and other assets.

Net Cash Used in Investing Activities. Net cash used in investing activities was $3.7 million and $6.4 million for 2013 and 2012, respectively. The $2.7 million change in cash flows from investing activities was primarily due to a decrease in our capital expenditures.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was $1.7 million and $35.0 million for 2013 and 2012, respectively. The $33.3 million change in cash flows from financing activities was primarily due to net proceeds of $33.6 million from our financing in the first quarter of 2012.

Comparison of Year Ended December 31, 2012 to Year Ended December 31, 2011

Net Cash Used in Operating Activities. Net cash used in operating activities was $9.4 and $7.0 million for 2012 and 2011, respectively. The $2.4 million change in cash flows from operating activities was primarily due to our increased net loss and the year-over-year changes in accounts payable and other receivables. This was partially offset by the year-over-year changes in inventory and accrued expenses.

Net Cash Used in Investing Activities. Net cash used in investing activities was $6.4 million for 2012 compared to net cash provided by investing activities of $7.6 million for 2011. The $14.0 million change in cash flows from investing activities was primarily due to a decrease in proceeds from maturities of securities available for sale as we liquidated all our securities available-for-sale during 2011 and an increase in our capital expenditures.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was $35.0 million and $.4 million for 2012 and 2011, respectively. The change in cash flows from financing activities was primarily due to net proceeds of $33.6 million from our financing in the first quarter of 2012.

Liquidity and Capital Resources

Liquidity.  The significant components of our working capital are cash and cash equivalents, inventory and accounts receivable, primarily from credit card processors, reduced by accounts payable, deferred revenue, and accrued expenses. Cash and cash equivalents consist of cash and money market accounts. The working capital characteristics of our business allow us to collect cash from sales to customers within a few business days of the related sale. At December 31, 2013, we had a working capital surplus of $24.6 million.

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

On February 16, 2012, we entered into the Purchase Agreement pursuant to which the Investors purchased, and we sold, an aggregate of 4.9 million shares of our common stock at a purchase price of $7.04 per share, and warrants to purchase an aggregate of 1.7 million shares of common stock for an aggregate purchase price of $34.8 million. The warrants have an exercise price of $7.04 per share and a term of four years. A portion of the proceeds from the financing are being used to expand and optimize our distribution network. We spent $4.5 million on the expansion and upgrade of our fulfillment centers in 2012 and spent $1.6 million in 2013. We expect to use the remaining proceeds from the private placement for general operations.

At December 31, 2013, we had $24.8 million in cash and cash equivalents. In 2013, our net cash used in operating activities was $5.4 million. We are investing in our growth strategy, which includes increasing our brand and company awareness, expanding our customer base, growing our product assortment and expanding and optimizing our fulfillment centers. As a result, we are working to increase our customers’ lifetime value by increasing the frequency of purchases and improving customer retention, while also improving our operating efficiencies. We believe the implementation of our growth strategy will reduce our net loss and our net cash used in operations in the future.

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

Aggregate Contractual Obligations. A summary of contractual cash obligations as of December 31, 2013 is as follows:

	Payments Due By Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
	(In thousands)
Operating Leases	$5,252	$1,745	$2,132	$1,267	$108
Total Contractual Obligations	$5,252	$1,745	$2,132	$1,267	$108

We have various non-cancelable operating leases that expire in various years through August 2019 for the rental of office space. Rent expense totaled $1.7 million, $2.0 million and $2.1 million for the years ended December 31, 2013, 2012, and 2011, respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recent Accounting Pronouncements

Refer to Note 1 of our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information regarding recently adopted and recently issued accounting guidance applicable to us, if any.

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

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive loss, consolidated stockholders’ equity, and consolidated cash flows present fairly, in all material respects, the financial position of Vitacost.com, Inc. and its subsidiary (the “Company”) at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in (2013) Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Fort Lauderdale, Florida

March 4, 2014

VITACOST.COM, INC.

CONSOLIDATED BALANCE SHEETS

 (In thousands, except par value)

	As of December 31,
	2013	2012

Assets
Current Assets
Cash and cash equivalents	$24,799	$32,152
Accounts receivable, net	1,486	2,613
Inventory	37,143	33,319
Prepaid expenses	902	1,270
Other current assets	567	2,147
Total current assets	64,897	71,501

Property and equipment, net	30,288	33,491
Other assets	3,192	2,671

Total assets	$98,377	$107,663

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$29,357	$28,696
Deferred revenue	4,634	5,414
Accrued expenses	6,326	6,545
Total current liabilities	40,317	40,655

Deferred tax liability	402	350
Total liabilities	40,719	41,005

Commitments and contingencies (Note 12)

Stockholders' Equity
Preferred stock, par value $.00001 per share; 25,000 shares authorized; no shares issued and outstanding	-	-
Common stock, par value $.00001 per share; 100,000 shares authorized; 34,050 and 33,500 shares issued and outstanding at December 31, 2013 and 2012, respectively	-	-
Additional paid-in capital	113,658	109,022
Warrants	4,347	4,262
Accumulated deficit	(60,347)	(46,626)
Total stockholders' equity	57,658	66,658
Total liabilities and stockholders' equity	$98,377	$107,663

The accompanying notes are an integral part of these consolidated financial statements.

VITACOST.COM, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share)

	Year Ended December 31,
	2013	2012	2011

Net sales	$382,744	$330,680	$260,523
Cost of goods sold	295,752	254,527	200,596
Gross profit	86,992	76,153	59,927

Operating expenses:
Fulfillment	33,972	33,505	22,290
Sales and marketing	32,268	32,306	22,842
General and administrative	34,536	29,614	29,620
	100,776	95,425	74,752

Operating loss	(13,784)	(19,272)	(14,825)

Other income	115	154	47
Loss before income taxes	(13,669)	(19,118)	(14,778)
Income tax expense	(52)	(53)	(53)
Net loss	$(13,721)	$(19,171)	$(14,831)

Basic and diluted per share information:
Net loss attributable to common stockholders	$(0.41)	$(0.59)	$(0.53)
Weighted average shares outstanding	33,631	32,675	27,829

Other comprehensive income	-	-	20
Comprehensive loss	$(13,721)	$(19,171)	$(14,811)

The accompanying notes are an integral part of these consolidated financial statements.

 VITACOST.COM, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
 (In thousands)

	Common Stock		Additional Paid-In		Other Comprehensive	Accumulated
	Shares	Amount	Capital	Warrants	(Loss) Income	Deficit	Total

Balance at December 31, 2010	27,781	$-	$74,830	$-	$(20)	$(12,624)	$62,186
Net loss	-	-	-	-	-	(14,831)	(14,831)
Other compehensive income	-	-	-	-	20	-	20
Stock options exercised	194	-	424	-	-	-	424
Stock-based compensation expense	-	-	1,008	-	-	-	1,008
Balance at December 31, 2011	27,975	-	76,262	-	-	(27,455)	48,807
Net loss	-	-	-	-	-	(19,171)	(19,171)
Stock options exercised	605	-	1,384	-	-	-	1,384
Stock-based compensation expense	-	-	1,999	-	-	-	1,999
Stock issued in private placement, net	4,920	-	29,377	-	-	-	29,377
Warrants issued in private placement, net	-	-	-	4,262	-	-	4,262
Balance at December 31, 2012	33,500	-	109,022	4,262	-	(46,626)	66,658
Net loss	-	-	-	-	-	(13,721)	(13,721)
Stock issuance for assets purchase	108	-	600	-	-	-	600
Stock options exercised	442	-	1,714	-	-	-	1,714
Stock-based compensation expense	-	-	2,407	-	-	-	2,407
Other	-	-	(85)	85	-	-	-
Balance at December 31, 2013	34,050	$-	$113,658	$4,347	$-	$(60,347)	$57,658

The accompanying notes are an integral part of these consolidated financial statements.

VITACOST.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2013	2012	2011

Cash Flows From Operating Activities
Net loss	$(13,721)	$(19,171)	$(14,831)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,912	6,474	6,174
Amortization of premium on debt securities available-for-sale	-	-	72
Realized gain on the sale of securities available-for-sale	-	-	(1)
Stock-based compensation expense	2,407	1,999	1,008
Deferred income taxes	52	(224)	53
(Gain) Loss on disposition of property and equipment and other assets	(15)	47	41
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	1,127	(444)	(1,729)
Other current assets	1,580	461	2,033
Inventory	(3,824)	1,503	(4,994)
Prepaid expenses	368	642	(551)
Other assets	103	(121)	(11)
Increase (decrease) in:
Accounts payable	619	(1,554)	7,570
Deferred revenue	(780)	841	2,438
Accrued expenses	(242)	120	(4,246)
Net cash used in operating activities	(5,414)	(9,427)	(6,974)
Cash Flows From Investing Activities
Proceeds from disposition of property and equipment	21	74	-
Payments for the purchase of property and equipment	(3,649)	(6,457)	(3,040)
Increase in restricted cash	(25)	-	(225)
Proceeds from maturities of securities available-for-sale	-	-	10,861
Net cash (used in) provided by investing activities	(3,653)	(6,383)	7,596
Cash Flows From Financing Activities
Proceeds from private placement, net	-	33,639	-
Principal payments on notes payable	-	-	(59)
Proceeds from the exercise of stock options	1,714	1,384	424
Net cash provided by financing activities	1,714	35,023	365
Net (decrease) increase in cash and cash equivalents	(7,353)	19,213	987
Cash and cash equivalents:
Beginning of year	32,152	12,939	11,952
End of year	$24,799	$32,152	$12,939

Supplemental Schedule of Noncash Investing Activities
Stock issuance for assets purchased	$(600)	$-	$-
Equipment purchased not yet paid	$-	$-	$(1,212)

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

Reclassifications:

Reclassifications on the 2012 consolidated balance sheet have been made to conform to the 2013 presentation. Reclassifications on the 2012 and 2011 consolidated statements of cash flows have been made to conform to the 2013 presentation.

Accounting Estimates:

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates inherent in the preparation of the accompanying consolidated financial statements include deferred revenue, the reserve for inventory obsolescence, assumptions used in the valuation of stock-based compensation, the reserve for sales returns and management’s forecast of future cash flows used as a basis to assess recoverability of long-lived assets, including intangible assets and goodwill.

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

Restricted Cash:

Restricted cash consists of cash pledged as collateral to a vendor.

Accounts Receivable:

Accounts receivable consists primarily of amounts in-transit from banks for customer credit card, debit card and electronic benefit transfer transactions that are generally processed by the banks within seven days of authorization. Based on the Company’s historical collection experience and a review of the status of accounts receivable, an allowance for doubtful accounts of $0.1 million and $0.2 million was recorded as of December 31, 2013 and 2012, respectively.

Inventory:

Inventory, consisting principally of healthy living products, is primarily stated at the lower of cost or market using the first in, first out (“FIFO”) method.

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

Upon retirement or sale, the cost and accumulated depreciation are from the accounts and the gain or loss, if any, is included in the consolidated statements of operations.

Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company would evaluate potential impairment by comparing the carrying amount of the asset with the estimated undiscounted future cash flows associated with the use of the asset and its eventual disposition. Should the review indicate the asset is not recoverable; the Company’s carrying value of the asset would be reduced to its estimated fair value, which is measured by future discounted cash flows.

Goodwill and Other Intangible Assets:

Goodwill is tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value.

Intangible assets subject to amortization are amortized using the straight-line method over their estimated period of benefit. The Company evaluates the recoverability of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired.

Revenue Recognition and Freight:

Revenue from the sale of healthy living products is recognized when all the following criteria are met: a customer executes an order, the sales price and the shipping and handling fee have been determined, credit card authorization has occurred, collection is reasonably assured and the product has been received by the customer. The Company establishes a deferred revenue liability that represents orders shipped but not yet received by the customer at the end of a given period. The Company’s sales terms grant customers certain limited rights of return. It has been the Company’s experience that such returns have been insignificant. The Company recorded a reserve for returns of $0.2 million at December 31, 2013 and 2012.

Revenue from customers, classified by products and freight were as follows:

	Year Ended December 31,
	2013	2012	2011
(In thousands)
Third-party products	$290,231	$245,800	$190,541
Proprietary products	78,002	72,335	60,973
Freight	14,511	12,545	9,009
Net sales	$382,744	$330,680	$260,523

Freight costs are expensed as incurred and recorded as a component of cost of goods sold. Freight expense totaled approximately $36.4 million, $31.7 million, and $26.0 million for the years ended December 31, 2013, 2012, and 2011, respectively.

Operating Expenses:

The Company’s operating expenses are grouped into three categories: fulfillment, sales and marketing, and general and administrative. The following is a brief synopsis of each category:

Fulfillment Expenses:

Fulfillment expenses include the costs of warehousing and shipping supplies, machinery and equipment, maintenance, employees, professional services and rent.

VITACOST.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sales and Marketing Expenses:

Sales and marketing expenses include online advertising and promotional expenditures, affiliates and partners’ commissions, traditional media advertising, print expenses and payroll related expenses for personnel engaged in marketing, sales, customer service, merchandising. Advertising costs are expensed as incurred. Advertising expense totaled $20.9 million, $21.1 million and $13.2 million for the years ended December 31, 2013, 2012, and 2011, respectively.

General and Administrative Expenses:

General and administrative expenses consist of executive compensation, information technology expenses, credit card processing fees, legal fees, professional services, employee expenses and general corporate expenses.

Earnings per Share:

The Company computed earnings per share by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by giving effect to all potentially dilutive common shares, including stock options and warrants. The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding for the years ended December 31, 2013, 2012, and 2011:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Weighted-average shares outstanding - basic	33,631	32,675	27,829
Effect of dilutive securities	-	-	-
Weighted-average shares outstanding - diluted	33,631	32,675	27,829

For the periods where the Company reported losses, all common stock equivalents are excluded from the computation of diluted earnings per share, since the result would be antidilutive. Securities that were not included in the calculation of diluted earnings per share because to do so would have been antidilutive for the periods presented, are as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Stock options	2,679	2,391	2,582
Warrants	1,681	1,681	-
Total antidilutive common stock equivalents excluded from diluted earnings per share	4,360	4,072	2,582

Stock-Based Compensation:

In September 2011, the Company obtained shareholder approval of the 2011 Incentive Compensation Plan (the “Plan”) which replaced the 2007 Stock Award Plan (the “2007 Plan”). The 2007 Plan will continue to govern awards previously granted under it. The Plan’s share reserve includes the sum of 6.0 million shares of the Company’s common stock, plus (i) any shares of its common stock which have been reserved but not issued pursuant to any awards granted under the 2007 Plan, and (ii) the number of shares subject to outstanding awards under the 2007 Plan that expire or otherwise terminate without having been exercised in full, or are forfeited to or repurchased by the Company. Under the terms of the Plan, options to purchase stock are granted at an exercise price that approximates the fair market value of the underlying shares at the time of the grant. Compensation expense related to stock options recognized in earnings in 2013, 2012, and 2011, was approximately $2.4 million, $2.0 million, and $1.0 million on a pretax basis, respectively.

Nonqualified options generally become exercisable on the date of the grant or over a five-year period and expire in ten years. Incentive stock options generally become exercisable over a five-year period and expire in ten years. The Company recognizes compensation expense for stock awards based on their fair value and related tax effects over the requisite service period. The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation method which uses the assumptions noted in the below table. The valuation technique incorporates assumptions for the expected volatility of the stock price, the expected term of the option, expected dividends, forfeitures and risk-free interest rate for the expected term of the option. As a result of its limited trading history, the Company uses expected volatilities based on the historical volatility of a custom peer group. The expected term of the option is calculated using simplified method, which analyzes the vesting terms of an option along with the contractual term, setting the expected term at a midpoint in between. The risk-free interest rate takes into account the time-value of money. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at time of grant. The Company estimates forfeitures based on historical pre-vesting forfeitures and revises those estimates in subsequent periods if actual forfeitures differ from those estimates.

VITACOST.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of each option granted was estimated using the following assumptions:

	2013			2012			2011
Expected life - employees (years)	6	-	7	6	-	7		N/A
Expected life - executives (years)	6	-	7	6	-	7	5.5	-	6.5
Volatility percentage	52.9%	-	53.3%	54.0%	-	55.2%	62.6%	-	63.9%
Risk free interest rate	1.18	-	2.08%	0.83%	-	1.22%	1.13%	-	1.94%
Dividends		None			None			None

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

Concentration of Credit Risk:

The Company’s cash and cash equivalents were held by one major financial institution and for certain accounts exceeded federally insured limits. These cash and cash equivalent balances could be impacted if this financial institution fails or is subjected to other adverse conditions in the financial markets.  To date, the Company has experienced no loss or lack of access to its cash and cash equivalents.

Income Taxes:

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The Company has determined that there were no material uncertain tax positions and accordingly no associated interest and penalties were required to be accrued at December 31, 2013 or 2012.

Contingencies:

On an ongoing basis, the Company assesses potential liabilities related to lawsuits or claims brought against it. While it is typically very difficult to determine the timing and ultimate outcome of such actions, the Company’s management uses their best judgment to determine if it is probable that it will incur an expense related to the settlement or final adjudication of such matters and whether a reasonable estimation of such probable loss, if any, can be made. In assessing probable losses, the Company takes into consideration estimates of the amount of insurance recoveries, if any. The Company discloses a contingency when it is at least a reasonable possibility that a loss or an additional loss may have been incurred and accrues a liability when it believes a loss is probable and the amount of loss can be reasonably estimated. Due to the inherent uncertainties related to the eventual outcome of litigation and potential insurance recoveries, it is possible that certain matters may be resolved for amounts materially different from any provisions or disclosures that the Company has previously made.

VITACOST.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sales or Other Taxes:

A number of states have sought to impose sales or other tax collection obligations on online retailers. Certain states have imposed such a sales tax obligation requirement on remote online retailers that use residents of that state to directly or indirectly refer potential customers, via a link on an internet website or other means, to the online retailer for a commission-based fee. There is still significant uncertainty as to whether or how existing laws governing these matters apply to Vitacost and how these laws will be interpreted for the Company and other online retailers. As a result, it is currently not possible to determine the ultimate outcome as to whether such potential obligations apply to the Company under its specific facts and circumstances. Because the Company does not believe that it is probable such potential obligations are applicable to its specific facts and circumstances, it has not accrued for such potential obligations as of December 31, 2013. The Company is also currently unable to estimate the amount of the loss, if any, should such potential obligations apply. The eventual outcome of a successful assertion by one or more states that the Company should collect sales or other taxes may be materially different from any provisions or disclosures the Company has previously made and could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

Recently Adopted and Recently Issued Accounting Guidance

The Company did not adopt any accounting guidance nor was there any new accounting guidance issued during the year that had or would have had a material impact on the Company’s consolidated financial statements.

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

3. Inventory

Inventory consisted of the following as of December 31, 2013 and 2012:

	December 31,
	2013	2012
	(In thousands)
Bulk and other	$872	$761
Finished goods	36,271	32,558
	$37,143	$33,319

On August 28, 2012, the Company entered into an agreement to outsource its manufacturing operations and lease its manufacturing facilities to a third party provider effective September 1, 2012. In connection with the outsourcing of its manufacturing operations, the Company sold certain inventory to the third party provider which will be used to manufacture products for the Company. The total selling price was $2.2 million, which was paid in six monthly payments of $0.4 million that commenced on October 1, 2012. The Company incurred a loss of $0.1 million on the sale of the inventory.

VITACOST.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Property and Equipment

Property and equipment consisted of the following as of December 31, 2013 and 2012:

	December 31,
	2013	2012
	(In thousands)
Buildings and building improvements	$12,863	$12,759
Furniture, fixtures and equipment	26,917	24,157
Computers	5,076	3,387
Software	9,335	7,778
Leasehold improvements	2,823	2,670
Land	460	460
	57,474	51,211
Less accumulated depreciation	(27,921)	(21,045)
	29,553	30,166
Construction-in-progress	735	3,325
	$30,288	$33,491

Depreciation expense recognized in 2013, 2012, and 2011, was approximately $6.9 million, 6.5 million, and $6.2 million, respectively.

5. Other Assets

Other assets consisted of the following at December 31, 2013 and 2012:

	December 31,
	2013	2012
	(In thousands)
Goodwill	$2,200	$2,200
Intangible assets, net	600	-
Restricted cash	250	225
Deposits	142	246
	$3,192	$2,671

Goodwill:

The excess of purchase price over fair value of assets acquired and liabilities assumed in business combinations is classified as goodwill. The Company reviews goodwill for impairment at the reporting unit level annually or, when events or circumstances dictate, more frequently. The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount. In performing the qualitative assessment, the Company assesses relevant events and circumstances that may impact the fair value of its reporting unit, including the following: (i) macroeconomic conditions, (ii) industry and market considerations, (iii) overall financial performance, (iv) events affecting the reporting unit, (v) share price and (vi) recent fair value calculation, if available. The Company performed this qualitative assessment on its $2.2 million of goodwill as of December 31, 2013 in accordance with the applicable authoritative guidance.

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

Based on the Company’s qualitative assessment, it has concluded that it was more likely than not that the estimated fair value of its reporting unit exceeded its carrying value as of December 31, 2013 and thus, did not proceed to the two-step goodwill impairment test. No indicators of impairment exist primarily because the Company’s reporting unit’s fair value has consistently exceeded its carrying value by a significant margin.

Intangible assets, net:

On December 20, 2013, the Company entered into an asset purchase agreement with a third party to acquire certain intellectual property for $0.6 million which was paid by the issuance of 107,651 shares of the Company's common stock. The intellectual property purchased has been classified as intangible assets, net, as of December 31, 2013 and will be amortized over a period of two years.

VITACOST.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Accrued Expenses

Accrued expenses consisted of the following at December 31, 2013 and 2012:

	December 31,
	2013	2012
	(In thousands)
Accrued salaries and related expenses	$1,968	$1,693
Advertising and related expenses	1,567	1,110
Other accrued expenses	2,791	3,742
	$6,326	$6,545

7. Stock Option Plan

A summary of the Company’s stock option activity for common stock for the years ended December 31, 2013, 2012 and 2011 is as follows:

	Options
	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
	( In thousands, except per share)
Outstanding, December 31, 2010	2,718	$6.42	$2.79	7.01	$1,897
Granted	1,840	4.42	2.77	10.19
Exercised	(194)	2.19	0.46	2.68	733
Cancelled	(25)	7.76	2.88	8.14
Forfeited	(77)	9.46	5.99	7.19
Outstanding, December 31, 2011	4,262	$5.69	$2.83	7.59	$6,945
Granted	2,197	6.73	3.42	8.13
Exercised	(605)	2.29	0.85	2.01	2,573
Cancelled	(28)	7.89	3.33	0.06
Forfeited	(617)	6.61	3.62	-
Outstanding, December 31, 2012	5,209	$6.40	$3.21	7.79	$6,238
Granted	1,120	7.50	3.94	9.42
Exercised	(442)	3.87	1.87	4.99	2,752
Cancelled	(27)	7.69	3.70	5.26
Forfeited	(880)	5.61	3.07	-
Outstanding, December 31, 2013	4,980	$7.01	$4.00	7.79	$6,238

Exercisable at December 31, 2012	2,391	$6.84	$4.18	6.81	$3,341
Exercisable at December 31, 2013	2,679	$7.03	$4.28	6.54	$1,935

As of December 31, 2013, there was approximately $6.0 million of total unrecognized compensation cost, net of estimated forfeitures related to stock options granted under the Company’s stock incentive plan, which is expected to be recognized over a weighted average period of 3.52 years.

8. Leases

Certain office space is leased under noncancelable operating leases expiring in various years through 2019. Future minimum lease payments, by year, and in the aggregate, under operating leases are due as follows as of December 31, 2013:

VITACOST.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ending December 31,	Operating Leases
(In thousands)
2014	$1,745
2015	1,526
2016	606
2017	624
2018	643
Thereafter	108
Total minimum lease payments	$5,252

The total rental expense included in the statements of comprehensive loss for the years ended December 31, 2013, 2012, and 2011 was $1.7 million, $2.0 million, and $2.1 million, respectively

9. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. Pursuant to applicable statutes of limitations, returns open for adjustment by the Internal Revenue Service (“IRS”) are the consolidated federal income tax returns for tax years ended December 31, 2011 and 2012. Pursuant to applicable statutes of limitations, state income tax returns open for adjustment by the state tax authorities are for tax years ended December 31, 2004 through December 31, 2013. The IRS previously examined the Company’s 2008, 2009 and 2010 federal income tax returns and as a result, those years and prior years are closed with respect to the statutes of limitations.

A number of years may elapse before an uncertain tax position is audited and finally resolved. Settlement of any particular position would usually require the use of cash. The resolution of a matter would be recognized as an adjustment to the provision for income taxes and the effective tax rate in the period of resolution. The Company has determined that there are no material uncertain tax positions and accordingly no associated interest and penalties are required to be accrued at December 31, 2013.

Reconciliation of the federal statutory income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2013	2012	2011
Taxes computed at federal tax rate	$(4,647)	$(6,500)	$(5,025)
State income taxes, net of federal income tax benefit	(257)	(281)	(277)
Non-deductible expense, net	9	7	-
Incentive stock options	250	268	(34)
Other tax assets	80	916	556
Change in valuation allowance – state	373	437	404
Change in valuation allowance – federal	4,244	5,206	4,429
Income tax expense	$52	$53	$53

The provision for income taxes charged to operations for the years ended December 31, 2013, 2012 and 2011, consisted of the following:

	Year Ended December 31,
	2013	2012	2011
Current tax expense	$-	$277	$-
Deferred tax expense (benefit)	52	(224)	53
Income tax expense	$52	$53	$53

VITACOST.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that give rise to significant components of deferred tax assets at December 31, 2013 and 2012 are presented below:

	December 31,
	2013	2012
Deferred tax assets:
Net operating loss and credits carryforward	$19,530	$15,758
Inventory	361	366
Accrued compensation	24	29
Stock-based compensation	3,666	3,258
Deferred revenue and reserves	496	678
	24,077	20,089
Deferred tax liability:
Depreciation and amortization	(3,034)	(3,611)

Valuation allowance - state	(2,158)	(1,785)
Valuation allowance - federal	(19,287)	(15,043)
Deferred tax liability, net	$(402)	$(350)

The deferred tax amounts mentioned above have been classified on the accompanying consolidated balance sheets as follows:

	December 31,
	2013	2012
Deferred tax liability, net
Noncurrent liability	$402	$350

The Company evaluates its deferred tax assets on a regular basis to determine if valuation allowances are required. In its evaluation, the Company considers taxable loss carryback availability, expectations of sufficient future taxable income, trends in earnings, existence of taxable income in recent years, the future reversal of temporary differences and the available tax planning strategies that could be implemented, if required. Valuation allowances are established based on the consideration of all available evidence using a more likely than not standard. Based on the Company’s evaluation, a valuation allowance of $21.4 million was established against its net deferred tax assets as of December 31, 2013. The Company’s deferred tax assets for which it has not established a valuation allowance relate to amounts that can be realized through future reversals of existing taxable temporary differences. The Company’s valuation allowance will be reversed if and when it becomes more likely than not that the Company can generate sufficient taxable income in the future to utilize the tax benefits of the related deferred tax assets. The noncurrent deferred tax liability of $0.4 million relates to the excess book basis over tax basis of goodwill, net of a tax credit carryforward, which has an indefinite life. Because goodwill has an indefinite life, the reversal of the book basis over tax basis is not considered a source of taxable income to support the realization of the Company’s deferred tax assets. Subsequent revisions to the estimated net realizable value of the deferred tax assets or deferred tax liability could cause the provision for income taxes to vary significantly from period to period.

As of December 31, 2013, the Company had unused federal net operating loss carryforwards of approximately $53.1 million, which were primarily generated during the years ended December 31, 2010 through 2013. The federal net operating loss carryforwards, if not utilized, expire beginning in December 2030. As of December 31, 2013, the Company had North Carolina and Florida net operating loss carryforwards of approximately $14.8 million and $14.2 million, respectively. The state net operating loss carryforwards, if not utilized, expire beginning in December 2023.

During the years ended December 31, 2013, 2012 and 2011 employees exercised incentive stock options and sold stock in disqualifying dispositions. Generally, incentive stock options provide employees with significant tax benefits by allowing the employee to exercise stock options without being taxed on the intrinsic value on the exercise date provided the employee owns the stock for specified periods of time. Since the employer will not receive a tax benefit upon the exercise of incentive stock options, unless there is a disqualifying disposition, the compensation expense associated with incentive stock options is treated as a permanent difference between book and tax accounting and consequently affects the effective tax rate of the Company. For the years ended December 31, 2013, 2012 and 2011, the disqualifying disposition of incentive stock options resulted in no tax benefits being recognized due to the valuation allowance discussed above.

VITACOST.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Related Party Transactions

In October 2010, the Company entered into a stockholder agreement with Great Hill Investors, LLC, Great Hill Equity Partners III, L.P., and Great Hill Equity Partners IV, L.P. (collectively, “GHP”), whereby GHP agreed to various restrictions with respect to the voting, transfer and sale of shares of the Company’s common stock which it currently owns and with respect to any shares it may own in the future in excess of 30% of the Company’s outstanding common stock. In addition, the Company and GHP entered into a registration rights agreement, which provides GHP with certain demand, incidental and shelf registration rights subject to various exceptions and qualifications. Lastly, the Company agreed to reimburse GHP $0.7 million for its reasonable and documented out-of-pocket expenses incurred in connection with a consent solicitation that occurred in 2010. The Company reimbursed $0.4 million and $0.3 million to GHP in 2011 and 2010, respectively.

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

11. Retirement Plan

The Company has a defined contribution plan which covers substantially all of the Company’s employees. Under the plan, the Company matches 100% of the first 3% of contributions and 50% of the next 2% of contributions. The Company’s contribution is based on a maximum of 5% of the employee’s contributions. The amount contributed to the plan by the Company amounted to $0.7 million, $0.7 million, and $0.6 million for the years ended December 31, 2013, 2012, and 2011, respectively.

12. Contingencies

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

VITACOST.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other matters:

In addition to the matters described above, the Company is involved in litigation and administrative proceedings primarily arising in the normal course of its business. In the opinion of the Company, its liability, if any, under any pending litigation or administrative proceedings would not materially affect its financial condition, results of operations or cash flows. Furthermore, the Company has not been the subject of any product liability litigation.

13. Quarterly Selected Financial Data (Unaudited)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
(In Thousands, Except per Share Data)	2013	2012	2013	2012	2013	2012	2013	2012
Net sales	$97,756	$83,592	$97,234	$79,877	$90,492	$82,218	$97,262	$84,992
Operating loss	(3,006)	(6,573)	(4,400)	(4,310)	(3,581)	(5,206)	(2,797)	(3,184)
Net loss	(2,999)	(6,554)	(4,376)	(4,302)	(3,566)	(5,141)	(2,780)	(3,173)
Loss per share
Basic	(0.09)	(0.21)	(0.13)	(0.13)	(0.11)	(0.15)	(0.08)	(0.09)
Diluted	$(0.09)	$(0.21)	$(0.13)	$(0.13)	$(0.11)	$(0.15)	$(0.08)	$(0.09)

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, as stated in their attestation report, which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 during the quarter ended December 31, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2013.

Item 11. Executive Compensation

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2013.

Item 13. Certain Relationships, Related Transactions and Director Independence

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2013.

Item 14. Principal Accounting Fees and Services

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2013.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

1.

Financial Statements:  The information concerning Vitacost’s financial statements, and Report of PricewaterhouseCoopers LLP, Independent Registered Certified Public Accounting Firm, required by this Item is incorporated by reference herein to the section of this Report in Item 8, entitled “Financial Statements and Supplementary Data.”

2.

Financial Statement Schedule:  The following financial statement schedule of Vitacost.com, Inc., for the fiscal years ended December 31, 2013, 2012 and 2011, is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Vitacost.com, Inc.

Schedule II Valuation and Qualifying Accounts

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

3.	Exhibits: We have filed, or incorporated into this Report by reference, the exhibits listed on the accompanying Exhibit Index immediately following the signature page of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VITACOST.COM, INC.
Dated: March 4, 2014	By:	/s/ Jeffrey J. Horowitz
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Jeffrey J. Horowitz	Chief Executive Officer (Principal Executive Officer)	March 4, 2014
Jeffrey J. Horowitz

/s/ Brian D. Helman	Chief Financial Officer (Principal Financial Officer)	March 4, 2014
Brian D. Helman

/s/ Michael Kumin	Director (Interim Chairman of the Board)	March 4, 2014
Michael Kumin

/s/ Christopher Gaffney	Director	March 4, 2014
Christopher Gaffney

/s/ Stuart Goldfarb	Director	March 4, 2014
Stuart Goldfarb

/s/ Edwin J. Kozlowski	Director	March 4, 2014
Edwin J. Kozlowski

/s/ Robert G. Trapp	Director	March 4, 2014
Robert G. Trapp

EXHIBIT INDEX

Exhibit Number	Exhibits
3.1(1)	Certificate of Incorporation of the Registrant
3.2(1)	Bylaws of the Registrant
4.1(2)	Specimen of Common Stock Certificate
4.2†(3)	Form of Nonstatutory Stock Option Agreement
4.3†(4)	Form of Incentive Stock Option Agreement
4.4(5)	Stockholder Agreement dated October 8, 2010 by and between Vitacost.com, Inc. and Great Hill Investors, LLC, Great Hill Equity Partners III, L.P. and Great Hill Partners IV, L.P.
4.5(5)	Registration Rights Agreement dated October 8, 2010 by and between Vitacost.com, Inc. and Great Hill Investors, LLC, Great Hill Equity Partners III, L.P. and Great Hill Partners IV, L.P.
4.6(14)	Form of Warrant to Purchase Common Stock
10.2†(6)	2007 Stock Award Plan
10.3†(7)	2011 Incentive Compensation Plan
10.5†(8)	Employment Agreement dated February 16, 2011 between Vitacost.com, Inc. and Jeffery Horowitz
10.9†(9)	Employment Agreement dated January 25, 2012 between Vitacost.com, Inc. and Brian Helman
10.10†(2)	Form of Indemnification Agreement between Vitacost.com, Inc. and each officer and director
10.11(10)	Purchase Agreement among Vitacost.com, Inc. and the Purchasers identified on Exhibit A thereto, dated February 16, 2012
10.12(10)	Registration Rights Agreement among Vitacost.com, Inc., Jeffrey Horowitz and JHH Capital, LLC, dated February 16, 2012
10.14†(11)	Employment Agreement between Vitacost.com, Inc. and Joseph R. Topper, Jr., dated August 6, 2012
10.15(12)	Manufacturing Agreement between Vitacost.com, Inc. and Nature’s Value Inc., dated August 28, 2012
10.16(12)	Facilities Lease Agreement among Vitacost.com, Inc., Nutra-Pharma Manufacturing Corp. and Nature’s Value, Inc., dated August 28, 2012
10.17(12)	Equipment Rental Agreement among Vitacost.com, Inc., Nutra-Pharma Manufacturing Corp. and Nature’s Value, Inc., dated August 28, 2012
10.18(12)	Services Agreement among Vitacost.com, Inc. and Nutra-Pharma Manufacturing Corp., dated August 28, 2012
10.19(13) †	Employment Agreement between Vitacost.com, Inc. and Chris Cavalline dated July 22, 2013.
10.20(14) †	Form of RSU Agreement.
21.1	List of Subsidiaries of Registrant
23.1	Consent of Independent Registered Certified Public Accounting Firm
31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities and Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities and Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

†	Denotes a management contract or compensatory plan or arrangement.

(1)	Filed as an Exhibit to Registrant’s Current Report on Form 8-K12B filed with the Securities and Exchange Commission on September 28, 2011.

(2)	Filed as an Exhibit to Amendment No. 7 of Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 21, 2009.

(3)	Filed as an Exhibit to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commissionon June 20, 2007.

(4)	Filed as an Exhibit to Registrant’s Amendment No. 4 of Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 28, 2009.

(5)	Filed as an Exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 13, 2010.

(6)	Filed as an Exhibit to Registrant’s Amendment No. 3 of Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 12, 2009.

(7)	Filed as an Exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2011.

(8)	Filed as an Exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 22, 2011.

(9)	Filed as an Exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2012.

(10)	Filed as an Exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2012.

(11)	Filed as an Exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2012.

(12)	Filed as an Exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 29, 2012.

(13)	Filed as an Exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 25, 2013.

(14)	Filed as an Exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2014.