Form 10-Q
period 2014-03-31
Vitacost.com, Inc.
filed 2014-05-08
CIK 1401688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 2, 2014, the registrant has 34,053,791 shares of common stock outstanding.

Vitacost.com, Inc. Form 10-Q

PART I.         FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

VITACOST.COM, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited - In thousands, except par value)

	As of
	March 31, 2014	December 31, 2013

Assets
Current Assets
Cash and cash equivalents	$29,092	$24,799
Accounts receivable, net	2,957	1,486
Inventory	35,653	37,143
Prepaid expenses	1,159	902
Other current assets	490	567
Total current assets	69,351	64,897

Property and equipment, net	29,315	30,288
Other assets	3,256	3,192

Total assets	$101,922	$98,377

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$34,475	$29,357
Deferred revenue	5,135	4,634
Accrued expenses	6,760	6,326
Total current liabilities	46,370	40,317

Deferred tax liability	415	402
Total liabilities	46,785	40,719

Commitments and contingencies (Note 6)

Stockholders' Equity
Preferred stock, par value $.00001 per share; 25,000 shares authorized; no shares issued and outstanding	-	-
Common stock, par value $.00001 per share; 100,000 shares authorized; 34,054 and 34,050 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	-	-
Additional paid-in capital	115,048	113,658
Warrants	4,347	4,347
Accumulated deficit	(64,258)	(60,347)
Total stockholders' equity	55,137	57,658
Total liabilities and stockholders' equity	$101,922	$98,377

The accompanying notes are an integral part of these consolidated financial statements.

VITACOST.COM, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited - In thousands, except per share)

	For the Three Months Ended
	March 31,
	2014	2013

Net sales	$104,830	$97,756
Cost of goods sold	81,712	75,127
Gross profit	23,118	22,629

Operating expenses:
Fulfillment	9,264	8,915
Sales and marketing	8,700	8,417
General and administrative	9,075	8,303
	27,039	25,635

Operating loss	(3,921)	(3,006)

Other income	23	20
Loss before income taxes	(3,898)	(2,986)
Income tax expense	(13)	(13)
Net loss	$(3,911)	$(2,999)

Basic and diluted per share information:
Net loss attributable to common stockholders	$(0.11)	$(0.09)
Weighted average shares outstanding	34,051	33,519

Comprehensive loss	$(3,911)	$(2,999)

The accompanying notes are an integral part of these consolidated financial statements.

VITACOST.COM, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited - In thousands)

			Additional
	Common Stock		Paid-In		Accumulated
	Shares	Amount	Capital	Warrants	Deficit	Total
Balance at December 31, 2013	34,050	$-	$113,658	$4,347	$(60,347)	$57,658
Net loss	-	-	-	-	(3,911)	(3,911)
Stock options exercised	4	-	24	-	-	24
Stock-based compensation expense	-	-	840	-	-	840
RSUs issued in lieu of cash for 2013 bonus	-	-	526	-	-	526
Balance at March 31, 2014	34,054	$-	$115,048	$4,347	$(64,258)	$55,137

The accompanying notes are an integral part of these consolidated financial statements.

  VITACOST.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited - In thousands)

	For the Three Months Ended March 31,
	2014	2013

Cash Flows From Operating Activities
Net loss	$(3,911)	$(2,999)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,704	1,655
Stock-based compensation expense	840	775
Deferred income taxes	13	13
Loss on disposition of property and equipment and other assets	-	3
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(1,471)	(319)
Other current assets	77	804
Inventory	1,490	(8,041)
Prepaid expenses	(257)	(275)
Other assets	(139)	10
Increase (decrease) in:
Accounts payable	5,083	6,975
Deferred revenue	501	(612)
Accrued expenses	862	999
Net cash provided by (used in) operating activities	4,792	(1,012)
Cash Flows From Investing Activities
Proceeds from disposition of property and equipment	-	2
Payments for the purchase of property and equipment	(523)	(1,469)
Increase in restricted cash	-	(250)
Net cash used in investing activities	(523)	(1,717)
Cash Flows From Financing Activities
Proceeds from the exercise of stock options	24	538
Net cash provided by financing activities	24	538
Net increase (decrease) in cash and cash equivalents	4,293	(2,191)
Cash and cash equivalents:
Beginning of year	24,799	32,152
End of period	$29,092	$29,961

Supplemental Schedule of Noncash Activities
RSUs issued in lieu of cash for 2013 bonus	$526	$-
Equipment purchased not yet paid	$132	$-

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

Basis of presentation

The accompanying unaudited consolidated financial statements of Vitacost as of March 31, 2014, and for the three months ended March 31, 2014 and 2013, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information along with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) for annual financial statements. In management’s opinion, Vitacost has made all adjustments (consisting of normal, recurring and non-recurring adjustments) during the quarter that were considered necessary for the fair statement of the financial position and operating results of the Company. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. In addition, the results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2014, or for any other period. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes, together with management’s discussion and analysis of financial position and results of operations, contained in Vitacost’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “Form 10-K”).

Significant Accounting Policies

Principles of consolidation:

The consolidated financial statements include the accounts of Vitacost and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications:

Reclassifications on the 2013 consolidated statement of cash flows have been made to conform to the 2014 presentation.

Earnings per share:

The Company computed earnings per share by dividing its net loss by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by giving effect to all potentially dilutive common shares, including stock options, warrants and restricted stock units (“RSUs”). The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding for the three months ended March 31, 2014 and 2013:

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)
Weighted-average shares outstanding - basic	34,051	33,519
Effect of dilutive securities	-	-
Weighted-average shares outstanding - diluted	34,051	33,519

For the periods where the Company reported losses, all common stock equivalents are excluded from the computation of diluted earnings per share, since the result would be antidilutive. Securities that were not included in the calculation of diluted earnings per share because to do so would have been antidilutive for the periods presented are as follows:

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)
Stock options	3,013	2,682
Warrants	1,681	1,681
Restricted stock units	277	-
Total antidilutive common stock equivalents excluded from diluted earnings per share	4,971	4,363

Restricted cash:

Restricted cash consists of cash pledged as collateral to a vendor.

Fair value of financial instruments:

Existing accounting guidance defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and requires disclosures about fair value measurements. The guidance applies to all assets and liabilities that are being measured and reported on a fair value basis. It requires disclosure that establishes a framework for measuring fair value in GAAP and about fair value measurements. This guidance enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair value. Assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

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

2. Inventory

Inventory consisted of the following as of March 31, 2014 and December 31, 2013:

	March 31,	December 31,
	2014	2013
	(In thousands)
Bulk and other	$713	$872
Finished goods	34,940	36,271
	$35,653	$37,143

3. Property and Equipment

Property and equipment consisted of the following as of March 31, 2014 and December 31, 2013:

	March 31,	December 31,
	2014	2013
	(In thousands)
Buildings and building improvements	$12,863	$12,863
Furniture, fixtures and equipment	26,392	26,917
Computers	4,973	5,076
Software	9,442	9,335
Leasehold improvements	2,827	2,823
Land	460	460
	56,957	57,474
Less accumulated depreciation	(28,618)	(27,921)
	28,339	29,553
Construction-in-progress	976	735
	$29,315	$30,288

4. Other Assets

Other assets consisted of the following as of March 31, 2014 and December 31, 2013:

	March 31,	December 31,
	2014	2013
	(In thousands)
Goodwill	$2,200	$2,200
Intangible assets, net	525	600
Deposits	281	142
Restricted cash	250	250
	$3,256	$3,192

5. Stock-Based Compensation

A summary of the Company’s stock option activity for the three months ended March 31, 2014 and 2013 is as follows:

	2014		2013
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
	(In thousands except exercise price)
Outstanding at beginning of period	4,980	$7.01	5,209	$6.40
Granted	810	5.96	510	7.15
Exercised	(4)	6.61	(102)	5.27
Forfeited or expired	(81)	7.29	(322)	4.99
Outstanding at period end	5,705	$6.85	5,295	$6.58
Exercisable at period end	3,013	$7.00	2,682	$6.88

As of March 31, 2014, there was approximately $7.4 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock options granted under the Company’s stock incentive plans, which is expected to be recognized over a weighted average period of 3.76 years.

RSUs are converted into shares of common stock upon vesting which is time based. These awards generally vest over a maximum five years. The cost of these awards is determined using the fair value of the Company’s common stock on the date of the grant and compensation expense is recognized over the vesting period.

A summary of the Company’s restricted stock unit activity for the three months ended March 31, 2014 is as follows:

Weighted-
Average
	Number of	Grant Date
	Awards	Fair Value
Outstanding at beginning of period	-	$-
Granted	276,900	5.77
Vested	-	-
Forfeited	-	-
Outstanding at period end	276,900	$5.77

As of March 31, 2014, there was approximately $0.9 million of total unrecognized compensation cost, net of estimated forfeitures, related to RSUs granted under the Company’s stock incentive plan, which is expected to be recognized over the weighted-average period of 4.80 years.

6.    Contingencies

Sales or Other Taxes:

A number of states have sought to impose sales or other tax collection obligations on online retailers. Certain states have imposed such a sales tax obligation on remote online retailers that use residents of that state to directly or indirectly refer potential customers, via a link on an internet website or other means, to the online retailer for a commission-based fee. There is still significant uncertainty as to whether or how existing laws governing these matters apply to Vitacost and how these laws will be interpreted for the Company and other online retailers. As a result, it is currently not possible to determine the ultimate outcome as to whether such potential obligations apply to the Company under its specific facts and circumstances. Because the Company does not believe that it is probable such potential obligations are applicable to its specific facts and circumstances, it has not accrued for such potential obligations as of March 31, 2014. The Company is also currently unable to estimate the amount of the loss, if any, should such potential obligations apply. The eventual outcome of a successful assertion by one or more states that the Company should collect sales or other taxes may be materially different from any provisions or disclosures the Company has previously made and could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

Other matters:

In addition to the matters described above, the Company is involved in litigation and administrative proceedings primarily arising in the normal course of its business. In the opinion of the Company, its liability, if any, under any pending litigation or administrative proceedings would not materially affect its financial condition, results of operations or cash flows.

7. Income Taxes

The Company evaluates its deferred tax assets on a regular basis to determine if valuation allowances are required. In its evaluation, the Company considers taxable loss carryback availability, expectations of sufficient future taxable income, trends in earnings, existence of taxable income in recent years, the future reversal of temporary differences and available tax planning strategies that could be implemented, if required.  Valuation allowances are established based on the consideration of all available evidence using a more likely than not standard.  Based on the Company’s evaluation, a valuation allowance of $1.3 million was established against its net deferred tax assets for the three months ended March 31, 2014. This amount was in addition to the $21.4 million valuation allowance that was recorded as of December 31, 2013.

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

Sources of Revenue

We derive our revenue principally through the sale of products and freight billed to customers associated with the shipment of products. Net product sales accounted for approximately 97% and 96% of our total net sales for the three months ended March 31, 2014 and 2013, respectively, with freight comprising the remainder.

Cost of Goods Sold and Operating Expenses

Cost of Goods Sold. Cost of goods sold consists primarily of the cost of product sold and the cost of shipping the product to the customers.

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

Results of Operations

The following table sets forth certain consolidated statements of operations data as a percentage of net sales for the periods indicated:

	Three Months Ended
	March 31,
	(unaudited)
	2014	2013
Net sales	100.0%	100.0%
Cost of goods sold	77.9	76.9
Gross profit	22.1	23.1
Operating expenses:
Fulfillment	8.8	9.1
Sales and marketing	8.3	8.6
General and administrative	8.7	8.5
Total operating expense	25.8	26.2
Operating loss	(3.7)	(3.1)
Net loss	(3.7)%	(3.1)%

Comparison of Three Months Ended March 31, 2014 to Three Months Ended March 31, 2013

	Three Months Ended
	March 31,		$	%
	(unaudited)		Increase	Increase
	2014	2013	(Decrease)	(Decrease)
	(In thousands)
Third-party products	$80,676	$74,545	$6,131	8.2%
Proprietary products	20,513	19,382	1,131	5.8
Freight	3,641	3,829	(188)	(4.9)
Net sales	104,830	97,756	7,074	7.2
Cost of goods sold	81,712	75,127	6,585	8.8
Gross profit	$23,118	$22,629	$489	2.2%

 Net Sales.  Net sales increased $7.1 million, or 7.2%, to $104.8 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. Net sales of our third-party products increased $6.1 million, or 8.2%, to $80.7 million for the three months ended March 31, 2014. Net sales of our proprietary products increased $1.1 million, or 5.8%, to $20.5 million for the three months ended March 31, 2014, and freight decreased $0.2 million, or 4.9%, to $3.6 million for the three months ended March 31, 2014.

The increase in net sales of our third-party and proprietary products was primarily the result of an increase in our customer base and the number of shipped orders compared to the three months ended March 31, 2013. As of March 31, 2014, we had 2.3 million active customers, an increase of 8.0% from March 31, 2013. During the three months ended March 31, 2014, we shipped 1.5 million orders which represented a 7.8% increase over the three months ended March 31, 2013. Our Amazon.com channel represented 3.7% and 3.2% of net sales for the three months ended March 31, 2014 and 2013, respectively. This was offset by a decrease in freight as a greater number of orders qualified for free shipping.

Cost of Goods Sold. Cost of goods sold increased $6.6 million, or 8.8%, to $81.7 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. As a percentage of net sales, cost of goods sold was 77.9% for the three months ended March 31, 2014 compared to 76.9% for the three months ended March 31, 2013.

Gross Profit. Gross profit increased $0.5 million, or 2.2%, to $23.1 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. Gross margin decreased to 22.1% for the three months ended March 31, 2014 compared to 23.1% for the three months ended March 31, 2013. The decrease in gross margin was primarily the result of increased product promotions and an increase in the number of orders qualifying for free shipping.

Fulfillment. Fulfillment expense increased $0.3 million, or 3.9%, to $9.3 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. As a percentage of net sales, fulfillment expense decreased to 8.8% for the three months ended March 31, 2014 compared to 9.1% for the three months ended March 31, 2013. The increase in fulfillment expense was primarily due to a 7.8% increase in the number of shipped orders period-over-period. The period-over-period decrease in fulfillment expense as a percentage of net sales was primarily attributable to improved labor productivity and decreased fees in connection with our freight savings program.

Sales and Marketing. Sales and marketing expense increased $0.3 million, or 3.4%, to $8.7 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. As a percentage of net sales, sales and marketing expense decreased to 8.3% for the three months ended March 31, 2014 from 8.6% for the three months ended March 31, 2013. The increase in sales and marketing expense was primarily due to an increase in broadcast advertising associated with our television advertising test of $0.3 million.

General and Administrative. General and administrative expense increased $0.8 million, or 9.3%, to $9.1 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. As a percentage of net sales, general and administrative expense increased to 8.7% for the three months ended March 31, 2014 from 8.5% for the three months ended March 31, 2013. The increase was primarily due to increased credit card fees of $0.2 million associated with higher sales volume and increased other administrative costs of $0.4 million.

Liquidity and Capital Resources

Liquidity. The significant components of our working capital are cash and cash equivalents, inventory and accounts receivable, primarily from credit card processors, reduced by accounts payable, deferred revenue and accrued expenses. Cash and cash equivalents consist of cash and money market accounts.  The working capital characteristics of our business allow us to collect cash from sales to customers within a few business days of the related sale. At March 31, 2014, we had working capital of $23 million.

Cash flows from operating activities. Net cash provided by operating activities was $4.8 million for the three months ended March 31, 2014 compared to net cash used in operating activities of $1.0 million for the three months ended March 31, 2013. The $5.8 million change in cash flows from operating activities was primarily due to the increase in our inventory turnover. This was partially offset by the timing of payments to our vendors, the timimg of cash receipts from our credit card processors and the increase in our net loss.

Cash flows from investing activities. Net cash used in investing activities was $0.5 million and $1.7 million for the three months ended March 31, 2014 and 2013, respectively. The $1.2 million change in cash flows from investing activities was primarily due to a decrease in our capital expenditures.

Cash flows from financing activities. Net cash provided by financing activities was an insignificant amount and $0.5 million for the three months ended March 31, 2014 and 2013, respectively. The $0.5 million change in cash flows from financing activities was primarily due to a decrease in the proceeds from the exercise of our stock options.

Amounts deposited with third party financial institutions exceed the Federal Deposit Insurance Corporation, or FDIC, and Securities Investor Protection Corporation, or SIPC, insurance limits, as applicable. These cash and cash equivalent balances could be impacted if the underlying financial institutions fail or are subjected to other adverse conditions in the financial markets. To date we have experienced no loss or lack of access to our cash and cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by any adverse conditions.

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

At March 31, 2014, we had $29.1 million in cash and cash equivalents. For the three months ended March 31, 2014, our net cash provided by operating activities was $4.8 million. We are investing in our growth strategy, which includes increasing our brand and company awareness, expanding our customer base, growing our product assortment and expanding and optimizing our fulfillment centers. As a result, we are working to increase our customers’ lifetime value by increasing the frequency of purchases and improving customer retention, while also improving our operating efficiencies. We believe the implementation of our growth strategy will reduce our net loss and our net cash used in operations in the future.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles of the United States (U.S. GAAP).

The preparation of these financial statements requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. Critical accounting policies are those that are the most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. While our significant accounting policies are described in more detail in the notes to our consolidated financial statements, our critical accounting policies pertain to revenue recognition, income taxes, stock-based compensation, contingencies, inventory, goodwill and other intangible assets. In applying such policies, we exercise our best judgment and best estimates. Actual results may differ from these estimates under different assumptions or conditions. For a further discussion of these Critical Accounting Policies and Estimates, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K, as filed with the SEC on March 4, 2014 for the year ended December 31, 2013.

Recent Accounting Pronouncement

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 during the quarter ended March 31, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2013, which we hereby incorporate by reference into this Quarterly Report on Form 10-Q, and which could materially affect our business, financial condition or operating results.  While we  believe that there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, the risks described in our Annual Report on Form 10-K are not the only risks facing the Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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
Name: Brian D. Helman
Title: Chief Financial Officer

Date: May 8, 2014

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