Form 10-Q
period 2014-06-30
Vitacost.com, Inc.
filed 2014-08-06
CIK 1401688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 4, 2014, the registrant has 34,224,991 shares of common stock outstanding.

Vitacost.com, Inc. Form 10-Q

PART I.         FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

VITACOST.COM, INC.

BALANCE SHEETS

(Unaudited - In thousands, except par value)

	As of
	June 30, 2014	December 31, 2013

Assets
Current Assets
Cash and cash equivalents	$28,006	$24,799
Accounts receivable, net	2,898	1,486
Inventory	37,377	37,143
Prepaid expenses	1,571	902
Other current assets	376	567
Total current assets	70,228	64,897

Property and equipment, net	28,235	30,288
Other assets	3,075	3,192

Total assets	$101,538	$98,377

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$34,158	$29,357
Deferred revenue	4,973	4,634
Accrued expenses	7,871	6,326
Total current liabilities	47,002	40,317

Deferred tax liability	428	402
Total liabilities	47,430	40,719

Commitments and contingencies (Note 6)

Stockholders' Equity
Preferred stock, par value $.00001 per share; 25,000 shares authorized; no shares issued and outstanding	-	-
Common stock, par value $.00001 per share; 100,000 shares authorized; 34,054 and 34,050 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	-	-
Additional paid-in capital	115,780	113,658
Warrants	4,347	4,347
Accumulated deficit	(66,019)	(60,347)
Total stockholders' equity	54,108	57,658
Total liabilities and stockholders' equity	$101,538	$98,377

The accompanying notes are an integral part of these financial statements.

VITACOST.COM, INC.

STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited - In thousands, except per share)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net sales	$104,228	$97,234	$209,058	$194,990
Cost of goods sold	79,852	75,535	161,563	150,662
Gross profit	24,376	21,699	47,495	44,328

Operating expenses:
Fulfillment	8,595	8,660	17,859	17,576
Sales and marketing	8,094	8,610	16,794	17,026
General and administrative	9,467	8,829	18,542	17,132
	26,156	26,099	53,195	51,734

Operating loss	(1,780)	(4,400)	(5,700)	(7,406)

Other income	31	37	54	57
Loss before income taxes	(1,749)	(4,363)	(5,646)	(7,349)
Income tax expense	(13)	(13)	(26)	(26)
Net loss	$(1,762)	$(4,376)	$(5,672)	$(7,375)

Basic and diluted per share information:
Net loss attributable to common stockholders	$(0.05)	$(0.13)	$(0.17)	$(0.22)
Weighted average shares outstanding	34,054	33,612	34,053	33,566

Comprehensive loss	$(1,762)	$(4,376)	$(5,672)	$(7,375)

The accompanying notes are an integral part of these financial statements.

VITACOST.COM, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited - In thousands)

			Additional
	Common Stock		Paid-In		Accumulated
	Shares	Amount	Capital	Warrants	Deficit	Total
Balance at December 31, 2013	34,050	$-	$113,658	$4,347	$(60,347)	$57,658
Net loss	-	-	-	-	(5,672)	(5,672)
Stock options exercised	4	-	24	-	-	24
Stock-based compensation expense	-	-	1,572	-	-	1,572
RSUs issued in lieu of cash for 2013 bonus	-	-	526	-	-	526
Balance at June 30, 2014	34,054	$-	$115,780	$4,347	$(66,019)	$54,108

The accompanying notes are an integral part of these financial statements.

VITACOST.COM, INC.

STATEMENTS OF CASH FLOWS

(Unaudited - In thousands)

	For the Six Months Ended June 30,
	2014	2013

Cash Flows From Operating Activities
Net loss	$(5,672)	$(7,375)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,174	3,309
Stock-based compensation expense	1,572	1,315
Deferred income taxes	26	26
Loss on disposition of property and equipment and other assets	-	(15)
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(1,412)	(530)
Other current assets	191	885
Inventory	(234)	(5,734)
Prepaid expenses	(669)	(312)
Other assets	(33)	80
Increase (decrease) in:
Accounts payable	4,766	7,180
Deferred revenue	339	(209)
Accrued expenses	2,004	2,642
Net cash provided by operating activities	4,052	1,262
Cash Flows From Investing Activities
Proceeds from disposition of property and equipment	-	21
Payments for the purchase of property and equipment	(869)	(3,433)
Increase in restricted cash	-	(250)
Net cash used in investing activities	(869)	(3,662)
Cash Flows From Financing Activities
Proceeds from the exercise of stock options	24	671
Net cash provided by financing activities	24	671
Net increase (decrease) in cash and cash equivalents	3,207	(1,729)
Cash and cash equivalents:
Beginning of year	24,799	32,152
End of period	$28,006	$30,423

Supplemental Schedule of Noncash Activities
RSUs issued in lieu of cash for 2013 bonus	$526	$-
Equipment purchased not yet paid	$102	$-

The accompanying notes are an integral part of these financial statements.

VITACOST.COM, INC.

NOTES TO FINANCIAL STATEMENTS

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

Basis of presentation

The accompanying unaudited financial statements of Vitacost as of June 30, 2014, and for the three and six months ended June 30, 2014 and 2013, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information along with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) for annual financial statements. In management’s opinion, Vitacost has made all adjustments (consisting of normal, recurring and non-recurring adjustments) during the quarter that were considered necessary for the fair statement of the financial position and operating results of the Company. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. In addition, the results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2014, or for any other period. These unaudited financial statements should be read in conjunction with the financial statements and related notes, together with management’s discussion and analysis of financial position and results of operations, contained in Vitacost’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “Form 10-K”).

Significant Accounting Policies

Reclassifications:

Reclassifications on the 2013 statement of cash flows have been made to conform to the 2014 presentation.

Earnings per share:

The Company computed earnings per share by dividing its net loss by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by giving effect to all potentially dilutive common shares, including stock options, warrants and restricted stock units (“RSUs”). The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Weighted-average shares outstanding - basic	34,054	33,612	34,053	33,566
Effect of dilutive securities	-	-	-	-
Weighted-average shares outstanding - diluted	34,054	33,612	34,053	33,566

For the periods where the Company reported losses, all common stock equivalents are excluded from the computation of diluted earnings per share, since the result would be antidilutive. Securities that were not included in the calculation of diluted earnings per share because to do so would have been antidilutive for the periods presented are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Stock options	2,986	2,732	2,986	2,732
Warrants	1,681	1,681	1,681	1,681
Restricted stock units	277	-	277	-
Total antidilutive common stock equivalents excluded from diluted earnings per share	4,944	4,413	4,944	4,413

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

Level 1 :	Quoted market prices in active markets for identical assets or liabilities.

Level 2 :	Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3 :	Unobservable inputs that are not corroborated by market data.

The carrying amounts of other financial instruments, including cash, cash equivalents, accounts receivable and accounts payable approximate fair value due to the short maturity of these instruments. Cash and cash equivalents are a Level 1 instrument within the fair value hierarchy.

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

Recently Adopted and Recently Issued Accounting Guidance

The Company did not adopt any accounting guidance nor was there any new accounting guidance issued during the period that had or would have had a material impact on the Company’s financial statements.

2. Inventory

Inventory consisted of the following as of June 30, 2014 and December 31, 2013:

	June 30,	December 31,
	2014	2013
	(In thousands)
Bulk and other	$942	$872
Finished goods	36,435	36,271
	$37,377	$37,143

3. Property and Equipment

Property and equipment consisted of the following as of June 30, 2014 and December 31, 2013:

	June 30,	December 31,
	2014	2013
	(In thousands)
Buildings and building improvements	$12,863	$12,863
Furniture, fixtures and equipment	26,439	26,917
Computers	4,748	5,076
Software	9,132	9,335
Leasehold improvements	2,827	2,823
Land	460	460
	56,469	57,474
Less accumulated depreciation	(29,326)	(27,921)
	27,143	29,553
Construction-in-progress	1,092	735
	$28,235	$30,288

4. Other Assets

Other assets consisted of the following as of June 30, 2014 and December 31, 2013:

	June 30,	December 31,
	2014	2013
	(In thousands)
Goodwill	$2,200	$2,200
Intangible assets, net	450	600
Restricted cash	250	250
Deposits	175	142
	$3,075	$3,192

5. Stock-Based Compensation

A summary of the Company’s stock option activity for the six months ended June 30, 2014 and 2013 is as follows:

	2014		2013
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
	(In thousands, except exercise price)
Outstanding at beginning of period	4,980	$7.01	5,209	$6.40
Granted	843	5.98	585	7.25
Exercised	(4)	6.61	(122)	5.51
Forfeited or expired	(203)	7.79	(580)	5.73
Outstanding at period end	5,616	$6.82	5,092	$6.60
Exercisable at period end	2,986	$6.89	2,732	$6.82

As of June 30, 2014, there was approximately $6.8 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock options granted under the Company’s stock incentive plans, which is expected to be recognized over a weighted average period of 3.61 years.

RSUs are converted into shares of common stock upon vesting which is time based. These awards generally vest over a maximum five years. The cost of these awards is determined using the fair value of the Company’s common stock on the date of the grant and compensation expense is recognized over the vesting period.

A summary of the Company’s restricted stock unit activity for the six months ended June 30, 2014 is as follows:

Weighted-
Average
	Number of	Grant Date
	Awards	Fair Value
(In thousands, except exercise price)
Outstanding at beginning of period	-	$-
Granted	277	5.77
Vested	-	-
Forfeited	-	-
Outstanding at period end	277	$5.77

As of June 30, 2014, there was approximately $0.8 million of total unrecognized compensation cost, net of estimated forfeitures, related to RSUs granted under the Company’s stock incentive plan, which is expected to be recognized over the weighted-average period of 3.17 years.

6.    Contingencies

Sales or Other Taxes:

A number of states have sought to impose sales or other tax collection obligations on online retailers. Certain states have imposed such a sales tax obligation on remote online retailers that use residents of that state to directly or indirectly refer potential customers, via a link on an internet website or other means, to the online retailer for a commission-based fee. There is still significant uncertainty as to whether or how existing laws governing these matters apply to Vitacost and how these laws will be interpreted for the Company and other online retailers. As a result, it is currently not possible to determine the ultimate outcome as to whether such potential obligations apply to the Company under its specific facts and circumstances. Because the Company does not believe that it is probable such potential obligations are applicable to its specific facts and circumstances, it has not accrued for such potential obligations as of June 30, 2014. The Company is also currently unable to estimate the amount of the loss, if any, should such potential obligations apply. The eventual outcome of a successful assertion by one or more states that the Company should collect sales or other taxes may be materially different from any provisions or disclosures the Company has previously made and could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

Other matters:

In addition to the matters described above, the Company is involved in litigation and administrative proceedings primarily arising in the normal course of its business. In the opinion of the Company, its liability, if any, under any pending litigation or administrative proceedings would not materially affect its financial condition, results of operations or cash flows.

7. Income Taxes

The Company evaluates its deferred tax assets on a regular basis to determine if valuation allowances are required. In its evaluation, the Company considers taxable loss carryback availability, expectations of sufficient future taxable income, trends in earnings, existence of taxable income in recent years, the future reversal of temporary differences and available tax planning strategies that could be implemented, if required.  Valuation allowances are established based on the consideration of all available evidence using a more likely than not standard.  Based on the Company’s evaluation, a valuation allowance of $1.8 million was established against its net deferred tax assets for the six months ended June 30, 2014. This amount was in addition to the $21.4 million valuation allowance that was recorded as of December 31, 2013.

8. Subsequent Events

Merger Agreement:

On July 1, 2014, the Company, The Kroger Co., an Ohio corporation (“Kroger”), and Vigor Acquisition Corp, a Delaware corporation and wholly owned subsidiary of Kroger (“Purchaser”) entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the Merger Agreement, Purchaser agreed to commence a cash tender offer to acquire all of the shares of the Company’s common stock for a purchase price of $8.00 per share, net to the holder thereof in cash (the “Offer Price”), without interest thereon and subject to any required tax withholding, upon the terms and subject to the conditions set forth in the Offer to Purchase and in the related Letter of Transmittal (which, together with any amendments or supplements, collectively constitute the “Offer”) contained in the Schedule TO filed by Purchaser and Kroger with the Securities and Exchange Commission on July 18, 2014, as amended on August 1, 2014. The Offer expires at 5:00 PM, New York City time, on August 15, 2014, unless the Offer is extended.

The closing of the Offer and Merger (defined below) are subject to certain conditions, including the tender of at least a majority of the outstanding shares of the Company’s common stock and the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act (the termination of the waiting period was granted on July 25, 2014). The transaction is not subject to a financing condition.

Following the completion of the Offer, Purchaser will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of Kroger, pursuant to the procedure provided for under Section 251(h) of the General Corporation Law of the State of Delaware (the “DGCL”) without any stockholder approvals (the “Merger”). As a result of the Merger, the separate corporate existence of Purchaser will cease, and the Company will continue as the surviving corporation of the Merger. In the Merger, each outstanding share of the Company’s common stock (other than shares of common stock owned by the Company, Kroger or Purchaser, or shares of common stock with respect to which appraisal rights have been properly exercised under the DGCL) will be converted into the right to receive an amount in cash equal to the Offer Price.

Merger Agreement Litigation:

Three purported class action lawsuits have been filed on behalf of the Company’s stockholders against various defendants including the Company, the Company Board, Kroger and Purchaser, in connection with the proposed Merger. Those cases are captioned Ernst v. Vitacost.com, et. al., Case No. 2014 CA 008318 AJ (Fla. Cir. Ct., Palm Beach Cnty., July 7, 2014); Heim v. Vitacost.com, et. al., Case No. 9883-VCP (Del. Ch. Ct. July 15, 2014); and Takis P. Dionisos v. Vitacost.com. et. al., Case No. 9945-VCP, (Del. Ch. Ct. July 24, 2014). The complaints allege, generally, that the Company Board breached their fiduciary duties to the Company’s stockholders, and that the other defendants aided and abetted such breaches, by seeking to sell the Company through an allegedly defective process, for an unfair price, and on unfair terms. The Dionisos complaint also alleges that the Company Board failed to disclose material information regarding the proposed Merger. The lawsuits seek, among other things, equitable relief enjoining the consummation of the proposed Merger, rescission of the proposed Merger (to the extent the proposed Merger has already been consummated), damages, and attorneys’ fees and costs.

On July 24, 2014, the Dionisos plaintiff filed a motion for preliminary injunction. On July 31, 2014, the Heim lawsuit and Dionisos lawsuit were consolidated into a single action in the Delaware Court of Chancery. A hearing on the motion for preliminary injunction is set for August 11, 2014 in the Delaware Court of Chancery.

The Company has concluded that it is not probable that a loss has been incurred and is unable to estimate the possible loss or range of loss that could result from an unfavorable decision. It is possible that the Company’s financial statements could be materially adversely affected by an unfavorable outcome.

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

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

While the overall healthy living industry continues to benefit from positive demographic trends, with an aging population, trends affecting health and lifestyle preferences, and an increasingly health conscious consumer, our VMHS sales have been negatively impacted by weakness in the overall industry. Changes in these trends and other factors that we may not foresee may also impact our business, including potential regulatory actions by the Food and Drug Administration (“FDA”) and the Federal Trade Commission (“FTC”) that may affect the viability of certain products that we offer.

Sources of Revenue

We derive our revenue principally through the sale of products and freight billed to customers associated with the shipment of products. Net product sales accounted for approximately 97% and 96% of our total net sales for the three months ended June 30, 2014 and 2013, respectively, with freight comprising the remainder.

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

Results of Operations

The following table sets forth certain statements of operations data as a percentage of net sales for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(unaudited)		(unaudited)
	2014	2013	2014	2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	76.6	77.7	77.3	77.3
Gross profit	23.4	22.3	22.7	22.7
Operating expenses:
Fulfillment	8.2	8.9	8.5	9.0
Sales and marketing	7.8	8.9	8.0	8.7
General and administrative	9.1	9.1	8.9	8.8
Total operating expense	25.1	26.9	25.4	26.5
Operating loss	(1.7)	(4.6)	(2.7)	(3.8)
Net loss	(1.7)%	(4.6)%	(2.7)%	(3.8)%

Comparison of Three Months Ended June 30, 2014 to Three Months Ended June 30, 2013

	Three Months Ended
	June 30,		$	%
	(unaudited)		Increase	Increase
	2014	2013	(Decrease)	(Decrease)
	(In thousands)
Third-party products	$80,181	$73,305	$6,876	9.4%
Proprietary products	20,527	20,105	422	2.1
Freight	3,520	3,824	(304)	(7.9)
Net sales	104,228	97,234	6,994	7.2
Cost of goods sold	79,852	75,535	4,317	5.7
Gross profit	$24,376	$21,699	$2,677	12.3%

Net Sales.  Net sales increased $7.0 million, or 7.2%, to $104.2 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. Net sales of our third-party products increased $6.9 million, or 9.4%, to $80.2 million for the three months ended June 30, 2014. Net sales of our proprietary products increased $0.4 million, or 2.1%, to $20.5 million for the three months ended June 30, 2014, and freight decreased $0.3 million, or 7.9%, to $3.5 million for the three months ended June 30, 2014.

The increase in net sales of our third-party and proprietary products was primarily the result of an increase in our customer base and the number of shipped orders compared to the three months ended June 30, 2013. As of June 30, 2014, we had 2.3 million active customers, an increase of 8.0% from June 30, 2013. During the three months ended June 30, 2014, we shipped 1.4 million orders which represented a 4.5% increase over the three months ended June 30, 2013. Our Amazon.com channel represented 3.1% and 2.9% of net sales for the three months ended June 30, 2014 and 2013, respectively. This was partially offset by a decrease in freight revenue as a greater percentage of orders qualified for free shipping.

Cost of Goods Sold. Cost of goods sold increased $4.3 million, or 5.7%, to $79.9 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. As a percentage of net sales, cost of goods sold was 76.6% for the three months ended June 30, 2014 compared to 77.7% for the three months ended June 30, 2013.

Gross Profit. Gross profit increased $2.7 million, or 12.3%, to $24.4 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. Gross margin increased to 23.4% for the three months ended June 30, 2014 compared to 22.3% for the three months ended June 30, 2013. The increase in gross margin was primarily due to an increase in third party product margin, partially offset by a reduction in our freight margin due to an increase in the percentage of orders that qualified for free shipping versus the year ago period.

Fulfillment. Fulfillment expense remained relatively flat at $8.6 million for the three months ended June 30, 2014 compared to $8.7 million for the three months ended June 30, 2013. As a percentage of net sales, fulfillment expense decreased to 8.2% for the three months ended June 30, 2014 compared to 8.9% for the three months ended June 30, 2013. Included in fulfillment expense are fees related to our freight savings program, which expired in mid-June 2014. Excluding these fees, fulfillment expense was 7.8% of sales for the three months ended June 30, 2014 compared to 8.2% for the three months ended June 30, 2013. Fulfillment cost per order, excluding fees related to the freight savings program, was down 3% period-over-period, due to productivity initiatives in our fulfillment centers.

Sales and Marketing. Sales and marketing expense decreased $0.5 million, or 6.0%, to $8.1 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. As a percentage of net sales, sales and marketing expense decreased to 7.8% for the three months ended June 30, 2014 from 8.9% for the three months ended June 30, 2013. The decrease in sales and marketing expense was primarily due to a decrease in print advertising of $0.3 million, decreased online advertising of $0.3 million and decreased personnel related expenses of $0.2. This was partially offset by a $0.3 million increase in broadcast advertising associated with our television advertising test. The period-over-period decrease in the sales and marketing expense as a percentage of sales was primarily due to increased sales leverage and decreased customer acquisition costs.

General and Administrative. General and administrative expense increased $0.6 million, or 7.2%, to $9.5 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. As a percentage of net sales, general and administrative remained flat at 9.1% for the three months ended June 30, 2014 and 2013. Included in the June 30, 2014 amount were $0.6 million of expenses associated with the pending KROGER transaction. Excluding the expenses associated with the pending KROGER transaction, general and administrative expenses remained flat period-over-period. As a percentage of net sales, excluding the $0.6 million in expenses associated with the pending KROGER transaction, general and administrative expense was 8.5% of net sales for the three months ended June 30, 2014 compared to 9.1% of net sales for the three months ended June 30, 2013. The period-over-period decrease in the general and administrative expense as a percentage of sales was primarily due to increased sales leverage.

Comparison of Six Months Ended June 30, 2014 to Six Months Ended June 30, 2013

	Six Months Ended
	June 30,		$	%
	(unaudited)		Increase	Increase
	2014	2013	(Decrease)	(Decrease)
	(In thousands)
Third-party products	$160,857	$147,850	$13,007	8.8%
Proprietary products	41,040	39,487	1,553	3.9
Freight	7,161	7,653	(492)	(6.4)
Net sales	209,058	194,990	14,068	7.2
Cost of goods sold	161,563	150,662	10,901	7.2
Gross profit	$47,495	$44,328	$3,167	7.1%

Net Sales.  Net sales increased $14.1 million, or 7.2%, to $209.1 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. Net sales of our third-party products increased $13.0 million, or 8.8%, to $160.9 million for the six months ended June 30, 2014. Net sales of our proprietary products increased $1.6 million, or 3.9%, to $41.0 million for the six months ended June 30, 2014, and freight decreased $0.5 million, or 6.4%, to $7.2 million for the six months ended June 30, 2014.

The increase in net sales of our third-party and proprietary products was primarily the result of an increase in our customer base and the number of shipped orders compared to the six months ended June 30, 2013. As of June 30, 2014, we had 2.3 million active customers, an increase of 8.0% from June 30, 2013. During the six months ended June 30, 2014, we shipped 2.9 million orders which represented a 6.2% increase over the six months ended June 30, 2013. Our Amazon.com channel represented 3.4% and 3.1% of net sales for the six months ended June 30, 2014 and 2013, respectively. This was offset by a decrease in freight revenue as a greater percentage of orders qualified for free shipping.

Cost of Goods Sold. Cost of goods sold increased $10.9 million, or 7.2%, to $161.6 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. As a percentage of net sales, cost of goods sold remained flat at 77.3% for the six months ended June 30, 2014 and 2013.

Fulfillment. Fulfillment expense increased $0.3 million, or 1.6%, to $17.9 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. As a percentage of net sales, fulfillment expense decreased to 8.5% for the six months ended June 30, 2014 compared to 9.0% for the six months ended June 30, 2013. Included in fulfillment expense are fees related to our freight savings program, which expired in mid-June 2014. Excluding these fees, fulfillment expense was 8.0% of sales for the six months ended June 30, 2014 compared to 8.3% for the six months ended June 30, 2013. Fulfillment cost per order, excluding fees related to the freight savings program, was down 3% period-over-period, due to productivity initiatives in our fulfillment centers.

Sales and Marketing. Sales and marketing expense decreased $0.2 million, or 1.4%, to $16.8 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. As a percentage of net sales, sales and marketing expense decreased to 8.0% for the six months ended June 30, 2014 from 8.7% for the six months ended June 30, 2013. The decrease in sales and marketing expense was primarily due to a decrease in print advertising of $0.4 million and decreased personnel related costs of $0.3 million. This was partially offset by a $0.6 million increase in broadcast advertising associated with our television advertising test of $0.6 million. The period-over-period decrease in the sales and marketing expense as a percentage of sales was primarily due to increased sales leverage.

General and Administrative. General and administrative expense increased $1.4 million, or 8.2%, to $18.5 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. As a percentage of net sales, general and administrative expense increased to 8.9% for the six months ended June 30, 2014 from 8.8% for the six months ended June 30, 2013. Included in the six months ended June 30, 2014 amount were $0.6 million expenses associated with the pending KROGER transaction. Excluding the expenses associated with the pending KROGER transaction, general and administrative expense increased $0.8 million period-over-period. The increase was primarily due to increased personnel related expenses of $0.4 million and increased credit card fees of $0.3 million associated with higher sales volume. As a percentage of net sales, excluding the $0.6 million in expenses associated with the pending KROGER transaction, general and administrative expense was 8.6% of net sales for the six months ended June 30, 2014 compared to 8.8% of net sales for the six months ended June 30, 2013. The period-over-period decrease in the general and administrative expense as a percentage of sales was primarily due to increased sales leverage.

Liquidity and Capital Resources

Liquidity. The significant components of our working capital are cash and cash equivalents, inventory and accounts receivable, primarily from credit card processors, reduced by accounts payable, deferred revenue and accrued expenses. Cash and cash equivalents consist of cash and money market accounts. The working capital characteristics of our business allow us to collect cash from sales to customers within a few business days of the related sale. At June 30, 2014, we had working capital of $23.2 million.

Cash flows from operating activities. Net cash provided by operating activities was $4.1 million and $1.3 million for the six months ended June 30, 2014 and 2013, respectively. The $2.8 million change in cash flows from operating activities was primarily due to the increase in our inventory turnover and the decrease in our net loss. This was partially offset by the timing of payments to our vendors and the timing of cash receipts from our credit card processors.

Cash flows from investing activities. Net cash used in investing activities was $0.9 million and $3.7 million for the six months ended June 30, 2014 and 2013, respectively. The $2.8 million change in cash flows from investing activities was primarily due to a decrease in our capital expenditures.

Cash flows from financing activities. Net cash provided by financing activities was an insignificant amount and $0.7 million for the six months ended June 30, 2014 and 2013, respectively. The $0.7 million change in cash flows from financing activities was primarily due to a decrease in the proceeds from the exercise of our stock options.

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

At June 30, 2014, we had $28.0 million in cash and cash equivalents. For the six months ended June 30, 2014, our net cash provided by operating activities was $4.1 million. We are investing in our growth strategy, which includes increasing our brand and company awareness, expanding our customer base, growing our product assortment and expanding and optimizing our fulfillment centers. As a result, we are working to increase our customers’ lifetime value by increasing the frequency of purchases and improving customer retention, while also improving our operating efficiencies. We believe the implementation of our growth strategy will reduce our net loss and increase our net cash provided by operations in the future.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles of the United States (U.S. GAAP).

The preparation of these financial statements requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. Critical accounting policies are those that are the most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. While our significant accounting policies are described in more detail in the notes to our financial statements, our critical accounting policies pertain to revenue recognition, income taxes, stock-based compensation, contingencies, inventory, goodwill and other intangible assets. In applying such policies, we exercise our best judgment and best estimates. Actual results may differ from these estimates under different assumptions or conditions. For a further discussion of these Critical Accounting Policies and Estimates, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K, as filed with the SEC on March 4, 2014 for the year ended December 31, 2013.

Recent Accounting Pronouncement

Refer to Note 1 of our financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding recent accounting pronouncements applicable to us, if any.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 during the quarter ended June 30, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

PART II.       OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

Refer to Note 6 Contingencies and Note 8 Subsequent Events of our financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q for a discussion on the nature of the legal proceedings against us, which is incorporated herein by reference.

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
Name: Brian D. Helman
Title: Chief Financial Officer

Date: August 6, 2014

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